Form 10KSB
period 2005-12-31
BankGreenville Financial CORP
filed 2006-03-30
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-127409

BankGreenville Financial Corporation
(Name of Small Business Issuer in Its Charter)

South Carolina	20-2645711
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

499 Woodruff Road
Greenville, South Carolina	29607
(Address of Principal Executive Offices)	(Zip Code)

        (864) 335-2200
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

State issuer’s revenue for its most recent fiscal year. $16,546

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 14, 2006 was $10,812,025. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.85 per share, which was the price of the last trade of which managment is aware prior to this date.

The number of shares outstanding of the issuer’s one class of common equity was 1,180,000 shares at March 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format.   (Check one):   Yes      No

Part I
Item 1. Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors.”

General

        BankGreenville Financial Corporation was incorporated in South Carolina in March 2005 for purposes of operating as a bank holding company. Our wholly-owned subsidiary, BankGreenville, commenced business on January 30, 2006, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

Risk Factors

We are a new bank that has incurred losses to date, and there is a risk we may never become profitable.

        Our bank is a de novo bank that began operations in January 2006. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a large number of clients to deposit and borrow money. Our future profitability is also dependent on numerous other factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we expect to become profitable in our third year of operation, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become profitable and you will lose part or all of your investment.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular client;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;

o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and

o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

We are dependent on Russ Williams, Paula King and our initial organizing directors and the loss of one or more ofthese key individuals could curtail our growth and adversely affect our prospects.

        Our growth and development will largely be the result of the contributions of our chief executive officer, Russ Williams and our chief financial officer, Paula King. The performance of community banks, like BankGreenville, is often dependent upon the ability of executive officers to promote the bank in the local market area. Mr. Williams and Ms. King have extensive and long-standing ties within our primary service areas and will provide us with an important medium through which to market our products and services. If we lose the services of Mr. Williams or Ms. King, they would be difficult to replace and our business and development could be materially and adversely affected. We have employment agreements with Mr. Williams and Ms. King and carry $500,000 of life insurance on each of these officers, payable to the bank.

        Additionally, our directors’ community involvement, diverse backgrounds, and extensive local business relationships are important to our success. If any of our directors discontinues his or her relationship with us, or if the composition of our board of directors changes materially, our growth could be adversely affected.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

      We face strong competition for clients, which could prevent us from obtaining clients and may cause us to payhigher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not currently provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We are subject to extensive regulation that could limit or restrict our activities. This regulation is forprotection of the bank’s depositors and not for the investors.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        Although we are subject to extensive and comprehensive regulation by various banking regulatory agencies such as the FDIC and the South Carolina Board of Financial Institution, the purpose of these banking regulatory agencies is to protect and insure the interests and deposits of our bank’s depositors. These agencies do not consider preserving or maximizing the investment made by the company’s investors when regulating the bank’s activities.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

o	taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;
o	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
o	diluting our existing shareholders in an acquisition;
o	taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
o	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
o	taking time and creating expense integrating the operations and personnel of the combined businesses;
o	creating an adverse short-term effect on our results of operations; and
o	losing key employees and clients as a result of an acquisition that is poorly received.

        We have never acquired another institution before, so we lack experience in handling any of these risks. There is also a risk that any expansion effort will not be successful.

The costs of being an SEC registered company are proportionately higher for small companies such as BankGreenville Financial Corporation because of the requirements imposed by the Sarbanes-Oxley Act.

        The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

An economic downturn, especially one affecting Greenville County and the surrounding communities, could reduceour client base, our level of deposits, and demand for financial products such as loans.

        Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market and the surrounding communities. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in our primary market, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

General

        We formally initiated activity to organize BankGreenville in February 2005 and incorporated BankGreenville Financial Corporation as a South Carolina corporation on March 18, 2005 to function as a holding company to own and control all of the capital stock of BankGreenville. We initially will engage in no business other than owning and managing the bank.

        We have chosen this holding company structure because we believe it will provide flexibility that would not otherwise be available. Subject to Federal Reserve Board debt guidelines, the holding company structure can assist the bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to the bank as primary capital. Additionally, a holding company may engage in non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. Although we do not presently intend to engage in other activities, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that the activities could be profitable.

        We filed applications with the South Carolina Board of Financial Institutions to organize the bank as a South Carolina state bank and with the FDIC to obtain deposit insurance on June 7, 2005. We received preliminary approval from the South Carolina Board of Financial Institutions in September 2005 and from the FDIC in October 2005. We also filed an application with the Board of Governors of the Federal Reserve System for approval to become a bank holding company and in December 2005 received preliminary approval. We received final regulatory approval from these regulators in January 2006, and opened the bank on January 30, 2006. The bank engages in general commercial and consumer banking business as described below.

Marketing Opportunities

        Our service area is Greenville County, with a primary focus on the City of Greenville and the surrounding bedroom communities of Mauldin, Simpsonville, Greer and Taylors. Our office is located at a centrally located site near the intersection of Woodruff Road and Laurens Road within the Greenville city limits. This site sits on the edge of the recently announced 1,100-acre Verdae master planned development. Woodruff Road is a well traveled thoroughfare with reasonable traffic counts and excellent accessibility but this new development effort is expected to increase the quality of this already excellent site. We are temporarily located in a modular facility on a site adjacent to our future bank permanent headquarters site. Our anticipated expansion plans include opening our permanent main office in the first year of operation. We do not currently have plans to establish another branch office in the next three years. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

        We are focusing on providing high quality, consultative service to small-to-medium-sized businesses and the professional segment of the growing Greenville area market and are offering a full complement of business and consumer services while placing particular emphasis on that portion of the market that values small business expertise and relationship-oriented service. We believe a community bank that focuses on personalized client service can better serve the local business community than a branch or subsidiary of a larger banking organization headquartered outside of the city or state.

        The Greenville banking market has seen a significant amount of consolidation as larger out-of-market institutions have acquired local community banks. While larger banks may target the small-and-medium-sized business market, we believe that through more personalized client service and local decision making, we can effectively source loan and deposit business from these clients, even without a large operational infrastructure. We are targeting businesses with less than $15 million in annual revenues as well as their related owners and employees. Through our relationships and contacts in and around Greenville, we believe that we can attract business and consumer banking clients who desire consistent and personal banking relationships.

Location and Service Area

        Our permanent headquarters site is located at the corner of Woodruff Road and Rocky Slope Road near the 1,100-acre Verdae master planned development. We purchased approximately 1.23 acres on January 30, 2006, and our headquarters building will be approximately 10,700 square feet. We expect to complete construction in the fourth quarter of 2006. We opened on January 30, 2006 and are currently in a temporary full-service banking facility on a site adjacent to the permanent headquarters site.

Lending Activities

        General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small-to-medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area.

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by state law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan clients requiring aggregate extensions of credit above these limits.

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. We do not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates on the secondary market.

        Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates, and the strength of local and national economy, as well as other factors affecting a borrower’s clients, suppliers, and employees.

        Loan Distribution. We estimate that our initial percentage distribution of our loans for the first year will be as follows:

Real Estate	52%
Commercial Loans	17%
Equity Lines and Consumer Loans	15%
Residential Mortgage Loans	16%

Total	100%

These are estimates only. Our actual deposit and loan distribution will depend on our clients and vary initially and over time.

        Allowance for Loan Losses. We maintain an allowance for loan losses, which we have established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Initially, our allowance for loan losses is approximately 1.50% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, expected mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

• an ongoing review of the quality, mix, and size of our overall loan portfolio;
• our historical loan loss experience; • evaluation of economic conditions;
• specific problem loans and commitments that may affect the borrower’s ability to pay;
• regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank and
• the amount and quality of collateral, including guarantees, securing the loans.

        Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 75% of the bank’s loan portfolio. These loans generally include commercial real estate loans, construction and development loans, and residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and are more likely to be fixed for shorter-term loans. The bank generally charges an origination fee on each loan.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title policy or attorneys’ opinion which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

• Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating company’s cash flow or the cash flow from the real estate, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request. Risks associated with commercial real estate loans include fluctuations in the value of the real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We seek to limit risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

• Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans is generally limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Loan proceeds would typically be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Risks associated with construction loans include fluctuations in the value of real estate, mismanaged construction, rising interest rates which may prevent sale of the property, and failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

• Residential Real Estate Loans. These loans generally have longer terms, up to 30 years. We offer fixed and adjustable rate mortgages, and we intend to sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower’s cash flow, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. We focus our efforts on commercial loans of $1,000,000 or less. The terms of these loans vary by purpose and by type of underlying collateral.

• Equipment Loans. We typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We expect that with appropriate loan-to-value ratios there will be sufficient collateral to compensate for fluctuations in the market value of the collateral and will minimize losses that result from poor maintenance or the introduction of updated equipment models into the market.

• Working Capital Loans. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability to both properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such charges are significant factors in a commercial borrower’s creditworthiness. General risks affecting a commercial borrower’s ability to repay include demand for the borrower’s products and services and changes in the local economy or industry in which the borrower operates.

        We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. These loans are typically partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

        Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 or more months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal.

        We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

        Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan which is unsecured is generally more risky than secured loans. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

Deposit Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations. These services include checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Greenville area. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, and other organizations. We obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations, and advertisements published in the local media. We do not initially intend to solicit brokered deposits.

        Deposit Distribution. We estimate that our initial percentage distribution of our deposits for the first year will be as follows:

Demand Deposit, NOW accounts	25%
Savings & Money Market	30%
Time Deposits	40%
Consumer/Commercial DDA's Public/Gov't	2%
Consumer/Commercial Time and Savings Deposits Public/Gov't	3%

Total	100%

Other Banking Services

        We offer cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks.  The bank is associated with ATM networks, which allow the bank’s clients to use other bank ATMs, known as foreign ATMs, throughout the country as well as internationally. We also waive our clients’ foreign ATM charges for a certain number of monthly foreign ATM transactions. We offer debit card and credit card services through a correspondent bank as an agent for the bank. Additionally, we offer lines of credit, 24-hour telephone banking, personal and corporate on-line banking and corporate cash management services as well as a variety of loan types discussed herein under “Lending Activities”.

Competition

        We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not currently provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Employees

        As of March 14, 2006, we had 10 full-time employees and no part-time employees.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations are affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

BankGreenville Financial Corporation

        We own 100% of the outstanding capital stock of the bank, and therefore are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o	acquiring substantially all the assets of any bank;
o	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o	merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We do not currently have a class of equity securities registered under Section 12 of the Securities Exchange Act. Because as of December 31, 2005 we had only 21 shareholders of record, we do not anticipate that we will register our class of common stock under Section 12 of the Securities Exchange Act prior to April 2007. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “- BankGreenville — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “-BankGreenville Financial Corporation – Dividends.” We will also be able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

        The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

BankGreenville

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

o	security devices and procedures;
o	adequacy of capitalization and loss reserves;
o	loans;
o	investments;

o	borrowings;
o	deposits;
o	mergers;
o	issuances of securities;
o	payment of dividends;
o	interest rates payable on deposits;
o	interest rates or fees chargeable on loans;
o	establishment of branches;
o	corporate reorganizations;
o	maintenance of books and records; and
o	adequacy of staff training to carry on safe lending and deposit gathering practices.

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;
o	interest rate risk exposure; and
o	asset quality.

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our clients. Although we will pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits will initially be zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
o	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

    Dividends.        A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Branching.        Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers, but not de-novo branching across state lines.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Clients generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        The Federal Reserve guidelines also contain an exemption from the capital requirements for small bank holding companies. Currently, this exception applies to any bank holding company with less than $150 million in consolidated assets, which includes BankGreenville Financial Corporation. On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The new rule will be effective on March 30, 2006. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will become subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies, and both our bank and our holding company would be considered “well capitalized” under these guidelines.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

        The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we qualify as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o	submit a capital restoration plan;
o	raise additional capital;
o	restrict their growth, deposit interest rates, and other activities;
o	improve their management;
o	eliminate management fees; or
o	divest themselves of all or a part of their operations.

        A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

        Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1.0 million a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2. Description of Property

        Our permanent headquarters building will be located at the corner of Woodruff Road and Rocky Slope Road at 499 Woodruff Road, Greenville, South Carolina 29607, and is scheduled for completion in 2006. Currently, we are located in a full-service temporary banking facility on a site adjacent to our permanent headquarters site. The temporary facility is being leased for an initial nine-month lease term, while the land is leased, under a ground lease agreement, for an initial six-month lease term. Both leases have renewal options. Lease payments total $2,600 and $1,250 per month on the temporary facility and land, respectively.

Item 3. Legal Proceedings.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters.

        We are currently quoted on the OTC Bulletin Board under the symbol “BGVF” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. We do not expect to qualify for listing on Nasdaq or any other exchange for at least several years.

        As of March 6, 2006, there were 1,180,000 shares of common stock outstanding held by approximately 120 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in December 2005. The price per share in our initial public offering was $10. The following sets forth the high and low sales price information as quoted on the OTC Bulletin Board since our common stock began trading publicly:

First quarter 2006

High	$12.00
Low	$ 9.60

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, BankGreenville, to pay dividends to us. As a South Carolina state bank, BankGreenville may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2005, BankGreenville was prohibited from declaring a dividend because it was in organization and did not receive final regulatory approvals until January 2006.

        The following table sets forth equity compensation plan information at December 31, 2005.

Equity Compensation Plan Information

Number of securities
	Number of securities to be		available for future
	issued upon exercise of	Weighted-average exercise	issuance under equity
Plan Category	oustanding stock warrants	price of oustanding warrants	compensation plan
Equity compensation plans
not approved by security	107,500	$10.00	0
holders (1)

(1)     Each of our organizing directors received, for no additional consideration, a warrant to purchase three shares of common stock for each four shares purchased in our initial public offering, up to a maximum of 10,000 shares, at a price of $10 per share. The warrants are represented by separate warrant agreements. All warrants vested immediately upon closing of the offering, and are exercisable in whole or in part during the ten-year period following this date. The warrants may not be assigned, pledged, or hypothecated in any way. The 107,500 shares issued pursuant to the warrant agreements are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

        Our registration statement on Form SB-2 (file no. 333-127409), which registered the issuance of the shares to be sold in our initial public offering, was declared effective on December 12, 2005. The offering commenced on October 11, 2005 and terminated on December 16, 2005. We registered the issuance of a total of 1,467,000 shares in the offering and 110,000 warrants for an aggregate offering price of $15,770,000. We sold 1,180,000 shares of common stock at an offering price of $10 per share for aggregate proceeds of $11,800,000. On December 23, 2005, we issued 107,500 warrants to the organizers of the bank in recognition of the financial risk and efforts they have undertaken in organizing the bank.

        As of December 31, 2005, we had not adopted any stock incentive plans. However, on February 14, 2006, our board adopted a stock incentive plan and authorized the issuance of 212,400 shares under the stock incentive plan. We also authorized the issuance of options to several employees at $10 per share. We anticipate that we will issue these options during the second quarter of 2006. Upon shareholder approval, these options will be qualified stock options. We anticipate that all of the options we issue will have a ten year exercise period and a five year vesting period. We will not issue stock options at less than the fair market value of the common stock on the date of grant.

        We incurred $764,987 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

        We used $11,000,000 of the proceeds to capitalize the bank, $136,083 to pay the offering expenses, and $628,940 to pay the underwriting fee. The remaining proceeds were placed in the holding company’s bank account.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

        BankGreenville Financial Corporation was formed to organize and own all of the capital stock of BankGreenville. On June 7, 2005, our organizers filed applications with the South Carolina Board of Financial Institutions to charter BankGreenville as a state bank and with the FDIC to receive federal deposit insurance. We received final approvals from the South Carolina Board of Financial Institutions and the FDIC as well as from the Federal Reserve Bank to become a bank holding company in January 2006 and BankGreenville opened for business on January 30, 2006.

        We sold 1,180,000 shares of common stock at $10 per share and raised $11.8 million in an initial public offering, which was completed on December 16, 2005. The directors and officers of the company purchased 183,500 shares in the offering at $10 share for an initial investment of $1,835,000. Proceeds, net of an underwriting fee and other offering costs, totaled $11,035,013 and BankGreenville was capitalized with $11 million of the net proceeds. As of December 31, 2005, we had met all of the requirements to close the stock offering and funds were released from escrow.

Management’s Discussion and Analysis

        This discussion is intended to assist in understanding the financial condition and results of our operations. The following is a discussion of our financial condition as of December 31, 2005, and the results of operations for the period March 18, 2005 (date of inception) through December 31, 2005. These comments should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

        Our principal activities through December 31, 2005 related to our organization, capital-raising efforts of our initial public offering, and receipt of approvals from the South Carolina State Board of Financial Institutions for our application to charter the Bank, from the FDIC for our application for deposit insurance, and from the Federal Reserve Board to form a holding company.

Critical Accounting Policies

        We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies are described in the notes to the financial statements.

        Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

        We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to section “Allowance for Loan Losses” for a more detailed description of the methodology related to the allowance for loan losses.

        Management uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by management or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Forward Looking Statements

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2005.

Financial Condition

        At December 31, 2005, we had total assets of $10,938,809, comprised primarily of federal funds sold of $10,695,000, deposits on bank equipment and data processing systems of $82,836, and equipment, net of accumulated depreciation, of $42,401. Additionally, we had a $20,000 earnest money deposit on our permanent bank headquarters site, and our prepaid expenses, including prepaid insurance, totaled $35,196. Our liabilities totaled $145,703 and represented accounts payable and accrued liabilities. After deducting offering costs of $764,987, which included an underwriting fee of $628,940, legal costs of approximately $62,900 and printing costs of approximately $52,700, our net offering proceeds totaled $11,035,013 and we capitalized our bank with $11 million.

Results of Operations

        Our net loss from March 18, 2005 (inception) to December 31, 2005 totaled $241,907. Organizational expenses of $258,453 included salaries, payroll taxes and benefits of $170,118, rent and occupancy of $15,327, legal fees of $14,350 and charter application and other filing fees of $11,724. Additionally, we incurred $12,289 in marketing and board training costs. Interest income of $16,546 represented interest earned on the offering proceeds as we met the requirements to break escrow and transferred the funds to interest-bearing federal funds sold in December 2005.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123(R)”). On February 14, 2006 we adopted a stock incentive plan through which we issued options to several employees and through which we anticipate issuing additional options to employees in the future. Each option issued has and each option to be issued will likely have a vesting period of five years. Because of SFAS No. 123(R), we will incur compensation expense each year until these options fully vest. We cannot yet determine the amount of this compensation expense.

Liquidity and Interest Rate Sensitivity

        Liquidity represents the ability to convert assets into cash or cash equivalents and the ability to raise additional funds by increasing liabilities. Our organizational and pre-opening expenses were paid from initial organizers’ contribution deposits of $90,000 as well as from availability on a $500,000 line of credit secured on July 18, 2005. Both the organizers’ contribution deposits and the balance on the credit line were repaid in December 2005 with proceeds from the stock offering. At December 31, 2005, we had liquid assets of $10,729,271, or 98% of total assets.

        We believe that the net proceeds of $11,035,013 from the offering will satisfy our cash requirements for at least 12 months. We will manage our liquidity by actively monitoring our sources and uses of funds to meet cash flow requirements and maximize profits.

        BankGreenville, like most banks, will depend on net interest income for our primary source of earnings. Net interest income approximates the difference between the interest we charge on our loans and receive from our investments (our earning assets), and the interest we pay on deposits and other interest-bearing liabilities. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so that we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage our asset mix by regularly evaluating the yield, credit quality, funding sources, and liquidity of our assets. We will manage the bank’s liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rates, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may decrease or eliminate our profitability.

Impact of Inflation

        The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

        While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. Also, increases in the price of goods and services will generally result in increased operating expenses.

Capital Adequacy

        Bank holding companies, such as ours, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

        The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because BankGreenville Financial Corporation has less than $150 million in assets, we are not yet required to maintain these minimum capital requirements at the holding company level. However, BankGreenville falls under these rules as set by bank regulatory agencies.

        As noted above under “Supervision and Regulation section – Capital Regulations,” the Federal Reserve is changing the rules relating to when a company would become subject to these minimum capital regulations. The new rules go into effect March 30, 2006 and exempt from these requirements certain bank holding companies which have less than $500 million in total assets. It is unclear at this point whether our company will qualify under this exemption.

        Banks and bank holding companies are required to maintain a minimum capital ration of Tier 1 capital to adjusted quarterly average total assets of 3.0%. The bank was well-capitalized when it opened on January 30, 2006.

Allowance for Loan Losses

        The allowance is maintained at a level that we believe to be sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the allowance requires considerable judgment. The adequacy of the allowance is analyzed using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology relies upon our judgment. Our judgments are based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. An allowance model is used that takes into account factors including the composition of the loan portfolio such as risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, our assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is considered during such analysis. Our analysis of allowance adequacy includes consideration for loan impairment. While we use the best information available at the time to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

        The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis includes, but is not necessarily be limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of then current economic conditions on historical loss rates. We monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

        The allowance is also subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 2005, no taxable income had been generated and therefore, no tax provision has been included in these financial statements.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our financial position, results of operations, and cash flows.

        In March 2004, the SEC issued SAB No. 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the SEC staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. We do not expect the adoption of SAB No. 105 to have a material impact on our financial condition or results of operations.

        In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BankGreenville Financial Corporation
Greenville, South Carolina

        We have audited the balance sheet of BankGreenville Financial Corporation (a development stage enterprise) (the “Company”) as of December 31, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the period from March 18, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BankGreenville Financial Corporation (a development stage enterprise) as of December 31, 2005 and the results of its operations and its cash flows for the period from March 18, 2005 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Greenville,
South Carolina
February 17, 2006

BANKGREENVILLE FINANCIAL CORPORATION
(A DEVELOPMENT STAGE
BALANCE SHEET
December 31, 2005

ASSETS
Cash and due from banks	$34,271
Federal funds sold	10,695,000

Total cash and cash equivalents	10,729,271
Building construction in progress	26,663
Equipment, net	42,401
Deposits on bank equipment and data processing systems	82,836
Earnest money deposit on land	20,000
Prepaid expenses	13,355
Interest receivable	2,442
Prepaid insurance	21,841

Total assets	$10,938,809

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$145,703

COMMITMENTS AND CONTINGENCIES--Note 2
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	-
Common stock, no par value, 10,000,000 shares authorized, 1,180,000
shares issued and outstanding	11,035,013
Deficit accumulated during the development stage	(241,907)

Total shareholders' equity	10,793,106

Total liabilities and shareholders' equity	$10,938,809

The accompanying notes are an integral part of this financial statement.

BANKGREENVILLE FINANCIAL CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
For the period from March 18, 2005 (inception)
through December 31, 2005

INTEREST INCOME	$16,546

EXPENSES
Salaries, payroll taxes and benefits	170,118
Rent and occupancy	15,327
Legal fees	14,350
Marketing, dues and subscriptions	12,289
Charter application and filing fees	11,724
Other professional fees	9,900
Office supplies and postage	8,092
Interest	4,763
Equipment	3,313
Travel and entertainment	3,194
Insurance	2,355
Other	3,028

Total expenses	258,453

Loss before provision for income taxes	(241,907)
PROVISION FOR INCOME TAXES	-

Net loss	$(241,907)

The accompanying notes are an integral part of this financial statement.

BANKGREENVILLE FINANCIAL CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF SHAREHOLDERS’ EQUITY
For the period from March 18, 2005 (inception)
through December 31, 2005

	Common Stock
			Deficit Accumulated
			During The
	Shares	Amount	Development Stage	Total
Net proceeds from the sale of stock (less brokerage
commission and offering costs of $764,987)	1,180,000	$11,035,013	$-	$11,035,013
Net loss	-	-	(241,907)	(241,907)

Balance, December 31, 2005	1,180,000	$11,035,013	$(241,907)	$10,793,106

The accompanying notes are an integral part of this financial statement.

BANKGREENVILLE FINANCIAL CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
For the period from March 18, 2005 (inception)
through December 31, 2005

NET CASH USED FOR ORGANIZATIONAL AND PRE-OPENING ACTIVITIES
Net loss	$(241,907)
Depreciation	1,331
Earnest money deposit on land	(20,000)
Prepaid insurance	(21,841)
Interest receivable	(2,442)
Prepaid expenses	(13,355)
Accounts payable and accrued liabilities	145,703

Net cash used for organizational and pre-opening activities	(152,511)

INVESTING ACTIVITIES
Purchase of equipment	(43,732)
Equipment and data processing systems deposits	(82,836)
Building construction in progress	(26,663)

Net cash used for investing activities	(153,231)
FINANCING ACTIVITIES
Net proceeds from sale of stock	11,035,013
Proceeds from organizers' contribution deposits	90,000
Repayment of organizers' contribution deposits	(90,000)
Proceeds from organizational line of credit	465,000
Repayment of organizational line of credit	(465,000)
Net cash provided from financing activities	11,035,013

Net increase in cash	10,729,271
CASH AND CASH EQUIVALENTS, MARCH 18, 2005 (inception)	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,729,271

        The accompanying notes are an integral part of this financial statement.

BANKGREENVILLE FINANCIAL CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization and operation

BankGreenville Financial Corporation (the “Company”) was formed to organize and own all of the capital stock of BankGreenville (the “Bank”). On June 7, 2005, our organizers filed applications with the South Carolina Board of Financial Institutions to charter the Bank as a state bank and with the FDIC to receive federal deposit insurance. We received final approvals from the South Carolina Board of Financial Institutions and the FDIC as well as from the Federal Reserve Bank to become a bank holding company in January 2006 and the Bank opened for business on January 30, 2006.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all of its efforts to establishing a new business. The Company’s planned principal operations had not commenced and revenue had not been recognized from the planned principal operations as of December 31, 2005.

The Company sold 1,180,000 shares of common stock at $10 per share and raised $11.8 million in an initial public offering, which was completed on December 16, 2005. Proceeds, net of brokerage commissions and other offering costs totaled $11,035,013 and the Bank was capitalized with $11 million of the net proceeds. As of December 31, 2005, the Company had met all of the requirements to close the stock offering and funds were released from escrow.

Basis of presentation

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting. During the period of organization from March 18, 2005 (inception) until May 19, 2005, the Company operated as NGCB, Inc. All activity and agreements of NGCB, Inc. were assigned to BankGreenville Financial Corporation at the time of the filing of an amendment to change the name of the entity.

Stock Offering

Stock offering costs were incurred by the Company in connection with the offering and issuance of its stock. These costs included legal, audit and printing and were charged against the Company’s capital stock after the completion of the initial stock offering.

Year-end

The Company has adopted a fiscal year ending on December 31, effective for the period ending December 31, 2005.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. Cash equivalents include federal funds sold.

Equipment

Equipment is stated at cost less accumulated depreciation, computed by the straight line method over the estimated useful lives of the assets. Maintenance and repairs are included in operating expense, while the cost of improvements is capitalized.

(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Warrants and stock options

In recognition of the financial risk and efforts the undertaken by the organizing directors in organizing the bank, the Company agreed to issue stock warrants to the organizing directors for the purchase of three shares of common stock at $10 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 shares per director. Upon the closing of the stock offering in December 2005, the Company issued 107,500 warrants which immediately vested. On February 14, 2006, the Company adopted a stock option plan. At that time, the Company also authorized the issuance of 212,400 shares under the stock option plan and authorized the issuance of options to several employees at $10 per share. The Company intends to issue stock options with a five year vesting period to several employees during the second quarter of 2006. The Company will account for the warrants and stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. All warrants and stock options granted under these plans will have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation cost will be reflected in the results of operations. On January 1, 2006, the Company will be required to adopt SFAS No. 123(R), Share-Based Payment. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on the Company’s financial position, results of operations and cash flows.

Organization costs

The Company has incurred organization costs, which include incorporation, registration and legal fees incurred in connection with establishing the Company. In accordance with Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, organization costs are expensed when incurred.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 2005, no taxable income has been generated and therefore, no tax provision has been included in these financial statements. The deferred tax asset related to the future benefit from operating loss carry-forwards for income tax purposes has been offset by a valuation allowance as it is not more than likely that such losses will be used.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our financial position, results of operations, and cash flows.

In March 2004, the SEC issued SAB No. 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the SEC staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. We do not expect the adoption of SAB No. 105 to have a material impact on our financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 — COMMITMENTS AND CONTINGENCIES

Effective July 1, 2005, the board of directors approved employment agreements with the president and chief executive officer and the executive vice president and chief financial officer. These agreements include provisions regarding term, compensation, benefits, incentive bonus program, stock option plan and non-compete clauses in the event of termination.

The Company entered into various agreements with providers of bank computer systems and equipment. The initial investment in these systems and equipment is expected to total approximately $295,000. At December 31, 2005, we had paid $105,000 in deposits on these systems and equipment. Initial investments in our systems and equipment will be capitalized and depreciated over their respective asset lives. The initial investment in our core processing system will be expensed over the term of the agreement. Monthly fees pursuant to various agreements are expected to average no less than $8,500 per month over the terms of these agreements.

NOTE 2 — COMMITMENTS AND CONTINGENCIES, Continued

The Company intends to initially locate in a temporary modular facility on a site adjacent to our permanent headquarters site, while the bank headquarters is being constructed. The Company entered into an agreement with a contractor for site work associated with this temporary facility. Costs are expected to approximate $156,000. Of this amount, approximately $48,000 will be capitalized and depreciated and the balance will be expensed over the temporary facility occupancy term. The Company entered into agreements with modular facility providers for our temporary banking facility. At December 31, 2005, refundable rental deposits totaled $7,481 on this facility and we expect to incur approximately $18,000 in rental expense over the lease terms. The Company entered into a furniture lease for our temporary modular facility. Payments over the lease term are expected to total $14,000.

The Company entered into an agreement with an architectural firm to design the bank’s permanent headquarters facility. Architectural fees are expected to approximate $123,000. At December 31, 2005, progress payments totaled $24,463.

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company purchased approximately 1.23 acres at the corner of Woodruff Road and Rocky Slope Road for $614,238 on January 30, 2006 with proceeds from our stock offering. Additionally, at closing, we paid $31,320 to the sellers for our portion of the maintenance costs of a shared storm water retention system. We anticipate that completion of our permanent headquarters will occur in 2006. The Company entered into a six-month ground lease on our temporary facility site adjacent to the Bank’s permanent headquarters site. Ground lease payments are expected to total $7,500 over the lease term and the agreement provides for a six-month extension. An entity known as Woodvan, LLC owned 50 percent of the site we purchased and owns 50 percent of the temporary facility site. A family partnership of one of our organizers is a one-third partner in Woodvan, LLC.

The law firm of Gallivan White & Boyd PA, in which one of our organizers and chairman of our board is a shareholder, assisted in the negotiation and preparation of the land purchase/ground lease option agreement and closing of our permanent bank headquarters site. The fee for these services totaled $4,326. In January 2006, the law firm negotiated a ground lease agreement for our temporary modular facility site. The Company incurred $2,592 for this service.

One of our organizers is the owner and president of Jeff Dezen Public Relations, a marketing and public relations firm, and has assisted us with our press releases and media relations to date. Expenses incurred through December 31, 2005 totaled $2,000.

NOTE 4 — SUBSEQUENT EVENTS

In January 2006, the Company entered into a six-month ground lease on our temporary facility site adjacent to the Bank’s permanent headquarters site. Ground lease payments are expected to total $7,500 over the lease term. The agreement provides for a six-month extension.

The Bank received all final regulatory approvals in January 2006 and opened for business on January 30, 2006.

On January 30, 2006, the Company purchased approximately 1.23 acres at the corner of Woodruff Road and Rocky Slope Road for $614,238 with proceeds from our stock offering. Additionally, at closing, we paid $31,320 to the sellers for our portion of the maintenance costs of a shared storm water retention system.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

        None.

Part III.
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
Exchange Act

        The following sets forth information regarding our executive officers and directors. Our bylaws provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2006 annual meeting of shareholders, Class II at the 2007 annual meeting of shareholders, and Class III at the 2008 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held
Jeffrey L. Dezen	50	2005	2006	Director
Roger H. Gower	54	2005	2006	Director
Frank B. Halter, Jr	50	2005	2006	Director
R. Bruce Harman	51	2005	2007	Director
Arthur L. Howson, Jr	54	2005	2007	Chairman of the Board, Director
Paula S. King	45	2005	2007	Chief Financial Officer, Director
Robert L. Kunz	73	2005	2007	Director
Jonathan T. McClure	46	2005	2008	Director
David A. Merline, Jr	47	2005	2008	Director
William H. Pelham	51	2005	2008	Director
Russel T. Williams	45	2005	2008	Chief Executive Officer, Director

        Jeffrey L. Dezen, Class I director, has been president of Jeff Dezen Public Relations, a marketing and communications consulting firm in Greenville, South Carolina which provides public relations counsel to a diverse group of national and regional corporations, since 1991. Mr. Dezen’s experience includes sports and manufacturing sectors, professional services, the health care, not-for-profit and hospitality markets, as well as retail and business-to-business channels. He earned a B.A. from Dickinson College and a Masters degree in English at Pennsylvania State University. In addition to having held faculty positions at several universities, including Clemson University and Frostburg State University, Mr. Dezen serves on the board of directors of The Alliance for Quality Education, the Greater Greenville YMCA board and serves on the Greenville Technical College Marketing Advisory board. He is past-president of Greenville High School’s Parent-Teacher Association. Mr. Dezen has been a Greenville resident since 1985.

        Roger H. Gower, Class I director, is a fifth generation native Greenvillian who returned to Greenville to join Greenville Ob-Gyn Associates in 1982 after graduating from Emory University with a B.A. in chemistry in 1973 and a medical degree from the Medical University of South Carolina in 1977. Dr. Gower was certified by the American College of Ob-Gyn in 1982 and has been annually recertified since 1999. He has been active in medical staff services with the Greenville Hospital System as chairman of planning, medical staff president and chairman of credentialing, as well as serving on the boards of the Greenville Health Corporation and the Physician Hospital Organization. Professionally, he is a fellow of the American College of Ob-Gyn, a member of the American Medical Association, South Carolina and Greenville County medical societies and the South Atlantic Society of Ob-Gyn. He serves as the physician manager of Greenville Ob-Gyn Associates, an eight-doctor group. In the community, he has been involved with the Rotary Club, Westminster Presbyterian Church, the United Way, the American Red Cross and the Greenville County Historical Society, serving on the latter two boards.

        Frank B. Halter, Jr., Class I director, a third-generation Greenvillian and Realtor, has served as president of Coldwell Banker Caine Residential, a real estate brokerage company, since 1999. He manages that company’s residential, relocation and property management and new homes groups. Mr. Halter received his B.S. in finance from the University of South Carolina and has earned the Graduate Realtors Institute and the Certified Real Estate Broker designations from the National Association of Realtors. Mr. Halter is a member of the South Carolina Association of Realtors board of directors, and is president of the Greenville Downtown Business Association. He also serves on the Greenville Hospital System Advisory Board. Mr. Halter is a past director of the Greater Greenville Association of Realtors, past president of the Association’s Multiple Listing Service, and past chairman of the Association’s Professional Standards Committee.

        R. Bruce Harman, Class II director and Audit Committee Chairman, has been employed in various positions since 1986 with R. L. Kunz, Inc., a manufacturer’s representative for industrial and commercial air handling equipment, and has served as president of the company since 2001. Mr. Harman is also a shareholder in the company and is corporate secretary. He attended Clemson University on a basketball scholarship and graduated in 1976 with a B.S. degree in administrative management. In 1979, Mr. Harman obtained an M.B.A. degree in management and marketing from Concordia University in Montreal, Quebec. Since 1986, Mr. Harman has been a licensed certified public accountant in the state of South Carolina and is a member of the American Institute of Certified Public Accountants and the South Carolina Association of Certified Public Accountants.

        Arthur L. Howson, Jr., Class II director and chairman of our board, is a shareholder of Gallivan, White & Boyd, P.A., where he has practiced since 1981, specializing in real estate, banking, and corporate law. He is a member of the South Carolina Bar, the Greenville County Bar, and the American Bar Association. Mr. Howson received an A.B. degree in History from the University of North Carolina at Chapel Hill in 1973 and a J.D. degree from the University of South Carolina School of Law in 1976. While in law school, Mr. Howson was a member of the Order of Wig and Robe. He was admitted to practice law in the State of South Carolina in 1976. Mr. Howson has been active in the community through business, civic, and church activities. He has served as president of Senior Action, Inc., the Greenville Chorale, and Greenville Friends of the Zoo and has served as a member of the board of directors of Gateway House, Inc. He is a member of Westminster Presbyterian Church, where he has served as an elder and has sung in the Sanctuary Choir since 1981. He is also a member of the Real Estate Economic Development Committee of the Greenville Chamber of Commerce.

        Paula S. King, CPA, Class II director, is our executive vice president and chief financial officer. Ms. King is a Greenville native with over 20 years in the banking and financial services industry. Ms. King began her career in the financial services industry as vice president of Shelter Mortgage and Investment Company, a commercial mortgage loan brokerage firm. She began her banking career in 1992 as senior vice president and controller of Greenville National Bank and served in that capacity until the bank’s acquisition by Regions Bank in 1999. In 1999, Ms. King became the senior vice president and chief financial officer of New Commerce Bank, serving in this role from the bank’s start-up until 2002. From 2002 until 2003, Ms. King was a consultant for de novo banks, providing board and senior management training. Most recently she was employed in the banking group of Elliott Davis, LLC from 2004 until she began organizing efforts for our bank in February 2005. Ms. King is a 1982 graduate of Furman University with a B.A. in accounting and business administration and is a member of the South Carolina Association of Certified Public Accountants and American Institute of CPAs. She has attended the AICPA’s National Banking School at the University of Virginia. Ms. King has served on the South Carolina Bankers Association’s (SCBA) Asset-Liability committee and is a past chairman of the SCBA’s Operations committee. She has served in leadership roles with Greenville United Way and is a past chairman of the board of Junior Achievement of Greenville.

        Robert L. Kunz, Class II director, is the founder of R.L Kunz, Inc., a manufacturer’s representative for industrial and commercial air handling equipment since 1964. Mr. Kunz retired from the company in 2002. He remains active with the company as chairman of the board. Mr. Kunz graduated from the University of Michigan in 1955 with a B.S. degree in industrial engineering and came to Greenville in 1958. In 1969, Mr. Kunz co-founded American Fan Company in Cincinnati, Ohio, and was actively involved in sales and as a board member until 1986. Mr. Kunz was on the original advisory board of the HVAC department at Greenville Technical College and is a life member of the American Society of Heating, Refrigeration and Air Conditioning Association.

        Jonathan T. McClure, Class III director, is a Greenville native and founder and chief executive officer of ISO Poly Films, Inc., a plastic films provider founded in 1998 and located in Gray Court, South Carolina. Mr. McClure attended Liberty University from 1979 to 1981 and received his B.S. degree in business administration in 1983 from the University of South Carolina Upstate. In 2001 and 2002, Mr. McClure was named Ernst & Young’s South Carolina Entrepreneur of the Year and in 2002 was elected to the E&Y Entrepreneur Hall of Fame. Mr. McClure’s company was recognized by Entrepreneur Magazine and Dun & Bradstreet as one of the “Hot 100” Small Businesses in the United States from 1999 to 2001. In 2002, then-Governor Jim Hodges named Mr. McClure as an economic ambassador for South Carolina. Mr. McClure received the Silver Crescent Award for Manufacturing Excellence & Manufacturer of the Year in 2003 and his company was named one of the “Top 25 Fastest Growing Companies” in South Carolina in 2002. He has made numerous presentations to the Darla Moore School of Business of the University of South Carolina, the Clemson University School of Business, and the Kenan-Flagler Business School at the University of North Carolina. Mr. McClure is president of the board of directors of the Boys Home of the South and serves on the board of the Laurens County Chamber of Commerce.

        David A. Merline, Jr., Class III director, is a shareholder and the president of Merline & Meacham, P.A. where he has practiced law since 1984. He is a certified specialist in the fields of both taxation law and estate planning/probate law by the Supreme Court of South Carolina. He is listed in the book The Best Lawyers in America in the following three fields: employee benefits law, taxation law, and trusts and estates law. Mr. Merline received his B.A. degree, magna cum laude, from Furman University, his J.D. degree from the University of South Carolina School of Law, and his Master of Laws In Taxation degree from the University of Miami School of Law. He is a Fellow of the American College of Trust and Estate Counsel. He is a past chairman of the South Carolina Estate Planning and Probate Law Specialization Advisory Board and a past member of the board of directors of the University of South Carolina Law School Association. He is a past president of the Greenville County Taxation, Estate Planning, Probate and Trust Law Section, and the Greenville Young Lawyers Association. Mr. Merline is the author of numerous articles and co-author of two books: South Carolina Limited Liability Companies & Limited Liability Partnerships, South Carolina Bar CLE Division (3d Ed. 2000), and South Carolina Corporate Practice Manual, South Carolina Bar CLE Division (2d Ed. 2005). He is a member of Buncombe Street United Methodist Church and the Rotary Club of Greenville and coaches and serves on the board of directors of Greenville Little League.

        William H. Pelham, Class III director, is a Greenville native who has been the owner and president of Pelham Architects, L.L.C. since its founding in 1983. The architectural firm specializes in residential projects, including new houses, renovations and additions, and historic preservation. Mr. Pelham, a registered architect, graduated from Clemson University in 1977 with a B.A. degree in pre-architecture and in 1981 with a masters degree in architecture. Mr. Pelham is a partner in RPM Partnership

LLP, a downtown property owner, and other real estate interests. Mr. Pelham currently serves as vice chair of the Christ Church Episcopal School Annual Fund, on the board of directors of the Warehouse Theatre, on the City of Greenville’s Art in Public Places Commission, on the Greenville Hospice House Division II fundraising committee, and on the board of governors of the Poinsett Club. He is a past member and chair of the City of Greenville’s Zoning Adjustments and Appeals board, former chair and member of the Poinsett Club Building & Grounds committee, and former member of the Poinsett Club membership committee. His involvement with the Warehouse Theatre includes serving as president and as chair of the director search and building committees. Mr. Pelham is a member of AIA Greenville, SC/AIA, the American Institute of Architects, the National Trust for Historic Preservation, Upstate Forever, the Greater Greenville Chamber of Commerce, the Better Business Bureau, and Buncombe Street United Methodist Church.

        Russel T. Williams, Class III director, is our president and chief executive officer. From 2001 to 2005 Mr. Williams served as senior vice president, Commercial Lending with Palmetto Bank, a $900 million Upstate-based community bank. Mr. Williams began his career with The C&S National Bank of South Carolina in 1985 and has served in positions of increasing responsibility in the commercial lending and credit administration areas of several other South Carolina financial institutions. His background includes service as a commercial lender with Carolina First, Greenville Area Executive with NBSC, and chief credit officer with New Commerce Bank. Mr. Williams also has five years of experience as a senior lender and manager in the government guaranteed small business lending industry. Mr. Williams is a 1983 graduate of Davidson College, a 1985 graduate of the University of Tennessee M.B.A. program, and a 1992 graduate “with honors” from the American Banker’s Association Stonier Graduate School of Banking. He is a graduate of Leadership Greenville Class XVIII. Mr. Williams serves on the Greenville United Way Impact Council for Strengthening Families and Neighborhoods as well as on the board of the Internal Medicine Associates patient care center. He has served as past board president of The Juvenile Diabetes Research Foundation-Upstate South Carolina Chapter and the Speech, Hearing and Learning Center. Mr. Williams has been active in the South Carolina Bankers Association, having served as a board member of the SCBA Young Bankers Division and a member of the SCBA Credit Committee. Mr. Williams has been a Greenville resident for 20 years.

Audit Committee Financial Expert

        Our audit committee includes Messrs. Harman, McClure, Merline and Pelham. Our board has determined that Mr. Harman, our audit committee chairman, qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. Additionally, the board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

        Our board of directors has implemented a process for shareholders of the company to send communications to the board. Each of our directors may receive mail at our principal office location. Any shareholder desiring to communicate with the board, or with specific individual directors, may so do by writing to the board or board member at BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606.

        We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Code of Ethics

        We have adopted a Code of Ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions and all other employees. The Code of Ethics is available without charge to shareholders upon request. Shareholders may contact Ms. Paula S. King, BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 20606, to obtain a copy.

Item 10. Executive Compensation

        The following table shows the cash compensation we paid to our chief executive officer for the year ended December 31, 2005, including total annual compensation, including salary and bonus. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2005.

Summary Compensation Table

Long-Term
Compensation
		Annual Compensation			Awards

Number of
				Other	Securities
Name and Principal				Annual	Underlying	All Other
Position	Year	Salary	Bonus	Compensation	Options	Compensation
Russel T. Williams	2005	$ 55,417	$-	$-	-	$-
Chief Executive Officer

Employment Agreements

Russel T. Williams. On July 1, 2005, we entered into an employment agreement with Mr. Williams, under which he agreed to serve as chief executive officer of BankGreenville Financial Corporation and BankGreenville for a term of three years. Mr. Williams’ employment with the company will be automatically extended for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Mr. Williams is entitled to:

• Base salary of $95,000 per year, which increased to $110,000 on January 30, 2006, the date we opened our bank for business. Beginning January 1, 2007, the board (or an appropriate committee of the board) shall review the executive’s performance and salary at least annually and may increase, but not decrease, his salary;

• An annual cash bonus of up to 45% of his annual salary based on achievement of overall bank financial performance benchmarks, which will be established by the board of directors annually. The board will consider factors such as comparison to peer data, actual to projected performance, and other measurements as deemed appropriate from time to time;

• Options to purchase 47,200 shares of common stock. These options were approved and issued on February 14, 2006. The award agreement for the stock option provides that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank, but only if the executive remains employed by the company or one of its subsidiaries on such date, and shall contain other customary terms and conditions. These options are a portion of the options available for issuance under the company’s stock incentive plan.

• Reasonable car allowance not to exceed $700 per month;

• Participation in our retirement, welfare, and other benefit programs;

• Payment of club dues and related assessments; and

• Reimbursement for travel and business expenses.

        Pursuant to the terms of his employment agreement, Mr. Williams is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Williams’ employment without cause, he will be entitled to severance equal to 12 months of his then base salary. In addition, following a change in control, if

Mr. Williams terminates his employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control, he will be entitled to severance equal to 24 months of his then base salary. Finally, during his employment and for a period of 12 months thereafter, Mr. Williams may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our clients for a competing business, or (c) solicit our employees for a competing business.

        Paula S. King. On July 1, 2005, we also entered into an employment agreement with Ms. King to serve as the chief financial officer of BankGreenville Financial Corporation and BankGreenville for a term of three years. Ms. King’s employment with the company will be automatically extended for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Ms. King is entitled to:

• Base salary of $93,000 per year, which increased to $106,000 on January 30, 2006, the date we opened our bank for business. Beginning January 1, 2007, the board (or an appropriate committee of the board) shall review the executive’s performance and salary at least annually and may increase, but not decrease, her salary;

• An annual cash bonus of up to 45% of her annual salary based on achievement of overall bank financial performance benchmarks, which will be established by the board of directors annually. The board will consider factors such as comparison to peer data, actual to projected performance, and other measurements as deemed appropriate from time to time;

• Options to purchase 47,200 shares of common stock. These options were approved and issued on February 14, 2006. The award agreement for the stock option provides that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank, but only if the executive remains employed by the company or one of its subsidiaries on such date, and shall contain other customary terms and conditions. These options are a portion of the options available for issuance under the company’s stock incentive plan.

• Reasonable car allowance not to exceed $500 per month;

• Participation in our retirement, welfare, and other benefit programs;

• Payment of professional dues and continuing professional education costs associated with her CPA designation; and

• Reimbursement for travel and business expenses.

        Pursuant to the terms of her employment agreement, Ms. King is prohibited from disclosing our trade secrets or confidential information. If we terminate Ms. King’s employment without cause, she will be entitled to severance equal to 12 months of her then base salary. In addition, following a change in control, if Ms. King terminates her employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control, she will be entitled to severance equal to 24 months of her then base salary. Finally, during her employment and for a period of 12 months thereafter, Ms. King may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our clients for a competing business, or (c) solicit our employees for a competing business.

Director Compensation

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2005. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

        In December 2005, each of our organizers, all of whom also serve as directors, received for no additional consideration a warrant to purchase three shares of common stock for $10.00 per share for every four shares they purchased in the offering, up to a maximum of 10,000 shares per organizer. The warrants are represented by separate warrant agreements and were issued in recognition of the financial risk and efforts undertaken by the organizers in organizing the bank. The warrants vested immediately upon the closing of the offering, and they are exercisable in whole or in part during the 10 year period following that date. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 6, 2006. Unless otherwise indicated, the address of each beneficial owner is c/o BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606.

	Number of		% of Beneficial
Name	Shares Owned (1)	Right to Acquire (2)	Ownership(3)
Jeffrey L. Dezen	15,000	10,000	2.1%
Roger H. Gower	20,000	10,000	2.5%
Frank B. Halter, Jr	10,000	7,500	1.5%
R. Bruce Harman	20,000	10,000	2.5%
Arthur L. Howson, Jr	13,500	10,000	2.0%
Paula S. King	18,100	10,000	2.4%
Robert L. Kunz	13,500	10,000	2.0%
Jonathan T. McClure	13,400	10,000	2.0%
David A. Merline, Jr	15,000	10,000	2.1%
William H. Pelham	20,000	10,000	2.5%
Russel T. Williams	25,000	10,000	2.9%
All executive officers and directors
(11 persons)	183,500	107,500	22.6%

______________________
*Indicates less than 1% ownership.

(1)

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of March 6, 2006 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.

(3)

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,180,000 shares of common stock outstanding on March 6, 2006.

Item 12. Certain Relationships and Related Transactions

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

We purchased approximately 1.23 acres, on which to build our permanent headquarters building on January 30, 2006. A family partnership of one of our directors is a one-third partner in an entity, which owned fifty percent of the property. The purchase price of the property was $614,238, and we obtained an MAI appraisal, which values the property at $655,000. Additionally, we entered into a six-month ground lease on our temporary facility site in January 2006. A family partnership of one of our directors is a one-third partner in an entity, which owns fifty percent of this site. Ground lease payments are $1,250 per month. One of our organizers and chairman of our board is a shareholder in a local law firm, which assisted in the negotiation and preparation of our land purchase agreement and closing on our headquarters site. The firm also negotiated the ground lease agreement for our temporary modular banking facility site. The fee for these services totaled $6,918.

One of our organizers is the owner and president of Jeff Dezen Public Relations, a marketing and public relations firm, and has assisted us with our press releases and media relations to date. Expenses incurred through December 31, 2005 totaled $2,000.

Item 13. Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No.
333-127409).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-127409).
4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporation’s Articles of
Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-127409).
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form
SB-2, File No. 333-127409).
10.1	Employment Agreement between BankGreenville Financial Corporation. and Russel T. Williams dated July 1,
2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-127409).*
10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated July 1, 2005
(incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-127409).*
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2,
File No. 333-127409).
10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial Corporation,
dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No.
333-127409).
10.5	BankGreenville Financial Corporation 2006 Stock Incentive Plan and Form of Option Agreement.*
10.6	Contract for Ground Lease with Option to Purchase Real Property dated June 3, 2005.
10.7	Ground Lease for temporary headquarters location dated January 6, 2006.
21.1	Subsidiaries of the Company.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

______________________
* Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

        Elliott Davis LLC was our auditor during the fiscal year ended December 31, 2005. The following table shows the fees that we paid for services performed in fiscal year ended December 31, 2005:

Year Ended
December 31, 2005
Audit Fees	$2,500
Audit-Related Fees	6,615
Tax Fees	1,500

Total	$10,615

        Audit Fees. This category includes the aggregate fees billed or accrued for professional services rendered by the independent auditors during the company’s 2005 fiscal year for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

        Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2005. These services related to the audit of the development stage financial statements and procedures related to SEC filing of Form SB-2 in connection with the Company’s registration statement as well as the issuance of a comfort letter in conjunction with a firm commitment underwriting of the initial public offering.

        Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

        Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the audit committee must pre-approve the fees paid for the audit. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGREENVILLE FINANCIAL CORPORATION

Date: March 30, 2006	By: /s/ Russel T. Williams
Russel T. Williams
President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russel T. Williams, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey L. Dezen	Director	March 30, 2006
Jeffrey L. Dezen
/s/ Roger H. Gower	Director	March 30, 2006
Roger H. Gower
/s/ Frank B. Halter, Jr	Director	March 30, 2006
Frank B. Halter, Jr
/s/ R. Bruce Harman	Director	March 30, 2006
R. Bruce Harman
/s/ Arthur L. Howson, Jr	Chairman of the Board of Directors	March 30, 2006
Arthur L. Howson, Jr
/s/ Paula S. King	Director, Executive Vice President
Paula S. King	and Chief Financial Officer	March 30, 2006
/s/ Robert L. Kunz	Director	March 30, 2006
Robert L. Kunz
/s/ Jonathan T. McClure	Director	March 30, 2006
Jonathan T. McClure

/s/ David A. Merline, Jr	Director	March 30, 2006
David A. Merline, Jr
/s/ William H. Pelham	Director	March 30, 2006
William H. Pelham
/s/ Russel T. Williams	Director, President and Chief
Russel T. Williams	Executive Officer	March 30, 2006

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No.
333-127409).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-127409).
4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporations Articles of
Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-127409).
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form
SB-2, File No. 333-127409).
10.1	Employment Agreement between BankGreenville Financial Corporation. and Russel T. Williams dated July 1,
2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-127409).*
10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated July 1, 2005
(incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-127409).*
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2,
File No. 333-127409).
10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial Corporation,
dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No.
333-127409).
10.5	BankGreenville Financial Corporation 2006 Stock Incentive Plan and Form of Option Agreement.*
10.6	Contract for Ground Lease with Option to Purchase Real Property dated June 3, 2005.
10.7	Ground Lease for temporary headquarters location dated January 6, 2006.
21.1	Subsidiaries of the Company.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.