Form 10QSB
period 2006-03-31
BankGreenville Financial CORP
filed 2006-05-12
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-127409

BANKGREENVILLE FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

South Carolina	20-2645711
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

499 Woodruff Road
Greenville, South Carolina 29607
(Address of principal executive offices)

(864) 335-2200
(Issuer’s telephone number)

______________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

Indicate by check mark whether the registrant is shell company as defined in Rule 12b-2 of the Exchange Act.
  Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,180,000 shares of common stock, no par value, outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format (check one)
  Yes        No

Table of Contents

Part I

Financial Information
Item 1. Financial Statements
Item 2. Management s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

Part II

Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

Exhibit 31.1 Rule 15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2 Rule 15d-14(a) Certification the of Principal Financial Officer

Exhibit 32 Section 1350 Certifications

BankGreenville Financial Corporation

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Development
		Stage
		Enterprise)
Assets
Cash and due from banks	$85,828	$34,271
Federal funds sold	10,630,000	10,695,000

Total cash and cash equivalents	10,715,828	10,729,271
Investment securities available for sa	1,492,383	-
Loans, net	2,733,071	-
Land and land improvements	718,543	-
Equipment, net	174,192	42,401
Deposits on bank equipment and computer systems	-	82,836
Building construction-in-progress	97,396	26,663
Earnest money deposit on land	-	20,000
Other assets	156,420	37,638

Total assets	$16,087,833	$10,938,809

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$401,204	$-
Interest bearing	5,126,351	-

Total deposits	5,527,555	-
Accounts payable and accrued liabilities	17,191	145,703

Total liabilities	5,544,746	145,703
Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	11,035,287	11,035,013
Accumulated other comprehensive loss	(4,739)	-
Retained deficit	(487,461)	(241,907)

Total shareholders' equity	10,543,087	10,793,106

Total liabilities and shareholders' equity	$16,087,833	$10,938,809

The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Consolidated Statement of Operations
For the three months ended March 31, 2006
(Unaudited)

Interest income
Loans	$12,988
Investment securities	5,997
Federal funds sold	113,882

Total interest income	132,867
Interest expense on deposits	17,291

Net interest income	115,576
Provision for loan loss	41,620

Net interest income after provision for loan losses	73,956

Noninterest income	2,098

Noninterest expense
Compensation and employee benefits	$162,848
Occupancy and equipment	77,400
Data processing	10,100
Marketing, advertising and shareholder relations	16,402
Legal and audit	13,019
Supplies, printing and telephone	23,182
Other	18,657

Total noninterest expense	321,608

Loss before income tax benefit	(245,554)

Income tax benefit	-
Net loss	$(245,554)

Basic and diluted loss per common share	$(0.21)

Weighted average common shares outstanding-basic and diluted	1,180,000

The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Consolidated Statement of Changes in Shareholders’ Equity
For the three months ended March 31, 2006
(Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
Balance, December 31, 2005	1,180,000	$11,035,013	$-	$(241,907)	$10,793,106

Adjustment of 2005 accrued
offering expenses to actual	-	274	-	-	274
Net loss for the three months
ended March 31, 2006				(245,554)	(245,554)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(4,739)	-	(4,739)

Total comprehensive loss	-	-	-	-	(250,293)

Balance, March 31, 2006	1,180,000	$11,035,287	$(4,739)	$(487,461)	$10,543,087

The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Unaudited)

Cash flows from operating activities
Net loss	$(245,554)
Adjustments to reconcile net loss to cash used by operating activities
Provision for loan loss	41,620
Depreciation	5,259
Net accretion of discounts on investment securities	(93)
Other assets	(118,782)
Accounts payable and accrued liabilities	(128,512)

Net cash used by operating activities	(446,062)

Cash flows from investing activities
Purchases of investment securities available for sale	(1,497,029)
Net increase in loans	(2,774,691)
Purchases of land, equipment and construction-in-progress	(823,490)

Cash used by investing activities	(5,095,210)

Cash flows from financing activities
Net increase in deposits	5,527,555
Net increase in common stock due to adjustment of offering costs	274

Cash provided by financing activities	5,527,829

Net decrease in cash and cash equivalents	(13,443)

Cash and cash equivalents, beginning of period	10,729,271

Cash and cash equivalents, end of period	$10,715,828

Supplemental disclosure for non-cash investing activity:
Unrealized loss on securities available for sale, no income tax
effect	$(4,739)

        The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

BankGreenville Financial Corporation (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of BankGreenville (the “Bank”). The Bank is a state chartered bank under the laws of South Carolina, organized to conduct general banking business. From our inception on March 18, 2005 through January 29, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, the Bank, to commence business as a financial institution. We received approvals from the FDIC, Federal Reserve and the State Board of Financial Institutions in January 2006 and opened for business on January 30, 2006. The Bank is primarily engaged in the business of accepting deposits, insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public in Greenville County, South Carolina.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Until the Bank opened for business on January 30, 2006, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as we devoted substantially all of our efforts to establishing a new business, and thus, comparison of the quarter ended March 31, 2006 to March 31, 2005 is not meaningful. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting. During the period of organization from March 18, 2005 (inception) until May 19, 2005, the Company operated as NGCB, Inc. All activity and agreements of NGCB, Inc. were assigned to the Company at the time of the filing of an amendment to change the name of the entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of BankGreenville Financial Corporation, the parent company, and BankGreenville, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated financial statements.

Management’s Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

BankGreenville Financial Corporation

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management uses available information to recognize losses on loans and foreclosed real estate, and future additions to the allowance may be necessary based on changes in local economic conditions. In addition, as an integral part of their examination process, regulatory agencies periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Investment Securities – Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities, or securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. At Match 31, 2006, the Company’s investments were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

Loans receivable – Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

When serious doubt exists as to the collection of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At March 31, 2006, management has determined that the Company had no impaired loans.

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Management evaluates current and future economic conditions which may affect borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

BankGreenville Financial Corporation

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Residential Loan Origination Fees – The Company offers residential loan origination services to its clients. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent.

Organization costs – The Company has incurred organization costs, which include incorporation, registration and legal fees associated with establishment of the Company. In accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities”, organization costs are expensed when incurred.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At March 31, 2006, no taxable income has been generated and therefore, no tax provision has been included in these financial statements. The deferred tax asset related to the future benefit from operating loss carry-forwards for income tax purposes has been offset by a valuation allowance as it is not more than likely that such losses will be used.

Loss Per Share – Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Due to the net loss, the outstanding warrants and options are not considered common stock equivalents and therefore, dilutive loss per share is not presented.

Stock Compensation Plans – Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, immediately vested upon completion of the offering. In addition, the Company has adopted a stock option plan. 99,400 options to purchase common stock at $10.00 per share were granted on February 14, 2006 and our qualified stock option plan was approved by a majority of our shareholders at our annual meeting on April 20, 2006. The options vest over a five year period from the date of grant. On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. Previously, stock option plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, the Company would not have recognized compensation cost for stock options because the option exercise price in its plan equals the market price on the date of grant. In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

In applying SFAS No. 123, for the quarter ended March 31, 2006, the Company recognized stock-based employee compensation expense of $7,014 included in compensation and employee benefits and, therefore, in our reported net loss. The weighted average fair value per share of options granted on February 14, 2006 amounted to $7.19.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 16%, risk-free interest rate of 4.45% and expected lives of seven and a half years.

Statement of Cash Flows – For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

BankGreenville Financial Corporation

NOTE 3 — INVESTMENTS

At March 31, 2006, the Company’s available for sale investment portfolio totaled $1,492,383 and included government-sponsored agencies of $989,449 and agency mortgage-backed securities of $502,934.

NOTE 4 – LOANS

The Company’s loan portfolio totaled $2,774,691 at March 31, 2006, and the allowance for loan losses was $41,620, for net loans of $2,733,071. The portfolio included commercial real estate loans of $1,621,656, commercial loans of $722,344, and consumer, residential property secured loans and home equity lines of credit of $430,691.

NOTE 5 – LAND AND LAND IMPROVEMENTS

Land and land improvements totaled $718,543 at March 31, 2006 and consisted of $645,558 in land costs associated with the Company’s purchase of approximately 1.23 acres, on which to build our permanent bank headquarters, as well as $72,985 in unamortized land improvement costs associated with our temporary facility site. Land improvement costs are being expensed over the Company’s temporary facility lease term.

NOTE 6 — DEPOSITS

At March 31, 2006, deposits totaled $5,527,555 and consisted of demand deposits of $401,204, interest checking of $187,501, savings and money market accounts of $3,151,572, and certificates of deposit of $1,787,278. Certificates greater than $100,000 totaled $1,300,751 and those equal to or less than $100,000 amounted to $486,527.

NOTE 7 – BORROWINGS

At March 31, 2006, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $3,000,000 in unsecured federal funds. The interest rate on borrowings under these lines would be the prevailing market rate for federal funds purchased. No amounts were outstanding at March 31, 2006.

NOTE 8 – LEASES

The Company has entered into a lease agreement on our temporary banking facility as well as a ground lease agreement on the temporary site location of this facility. The monthly rent under these lease agreements is $2,619 and $1,250, respectively. The lease on our temporary banking facility expires on September 30, 2006, and we have a month-to-month option thereafter. The ground lease agreement expires on July 31, 2006, but includes a six month renewal option at the current monthly rental. The Company leases its modular facility furniture at a monthly rental of $2,405.

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 30, 2006, the Company purchased approximately 1.23 acres, on which to build its headquarters building, at the corner of Woodruff Road and Rocky Slope Road. A family partnership of one of our directors is a one-third partner in an entity, which owned fifty percent of the site. The cost of the site was $614,238. Additionally, we incurred $31,320 for our portion of the maintenance costs of a shared storm water retention system. This same family partnership is a one-third partner in the entity, which owns fifty percent of our temporary facility site. The Company leases this temporary site, under a ground lease agreement, for a monthly rental of $1,250.

The law firm, in which our chairman of the board is a shareholder, assisted in the negotiation and preparation of our land purchase agreement and the closing of the headquarters site, as well as the negotiation of the ground lease agreement for our temporary facility site. The fees for these services totaled $6,918. One of our directors is the owner and president of a marketing and public relations firm and assisted us with media relations during our organization process in 2005. The costs for these services totaled $2,000.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

                In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS No. 123(R)”). SFAS No 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123 (R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005.

        In March 2004, the SEC issued SAB No. 105, “Application of Accounting Principles to Loan Commitments”, to inform registrants of the SEC staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. WE do not expect the adoption of SAB No. 105 to have a material impact on our financial condition or results of operations.

                Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2006, and also analyzes our financial condition as of March 31, 2006. Because our bank did not open for business until January 30, 2006, a comparison of the quarter ended March 31, 2006 to the quarter ended March 31, 2005 is not meaningful. Until January 30, 2006, our principal activities related to our organization, the conducting of our initial public offering, and the pursuit of approvals from the South Carolina Board of Financial Institutions for our application to charter the bank, from the Federal Reserve to become a bank holding company, and from the FDIC for our application for insurance of the deposits of the bank. We received all regulatory approvals in January 2006 and commenced business on January 30, 2006. We completed our stock offering in December 2005 and issued 1,180,000 shares. Offering proceeds, net of offering costs and underwriting fee totaled $11,035,287. We capitalized the bank with $11 million of the proceeds from the stock offering.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements included in this report on Form 10-QSB.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense or benefit. Determining these amounts requires analysis of certain transactions and interpretations of tax laws and regulations. We exercise judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependence on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Results of Operations

Our net loss for the quarter ended March 31, 2006 was $245,554 and net loss per share was $0.21. Included in this loss was $48,215 in additional net pre-opening and organizational expenses from the period January 1, 2006 to January 29, 2006. Operating activity began upon opening of the bank on January 30, 2006. First quarter interest income totaled $132,867, and was primarily derived from interest of $113,882 on federal funds sold, as our net offering proceeds were invested in federal funds sold from January 1, 2006 until our opening date. The Bank began originating loans, purchasing investment securities and procuring deposits when the Bank opened on January 30, 2006. Interest income on loans and investments was $12,988 and $5,997, respectively. Interest expense on deposits totaled $17,291 and our first quarter loan loss provision was $41,620. Non-interest expense was $321,608 for the quarter ended March 31, 2006 and primarily included compensation and employee benefits of $162,848, occupancy and equipment expense of $77,400, and supplies, printing and telephone expense of $23,182. Legal and audit expense of $13,019 and shareholder relations expense of $4,468 represent costs associated with first quarter public reporting requirements and with our annual shareholder meeting.

Financial Condition

Overview

Total assets were $16.1 million at March 31, 2006 and included federal funds sold of $10.6 million, net loans of $2.7 million and investments of $1.5 million. Deposits were $5.5 million and shareholders’ equity was $10.5 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, our goal is to have the highest percentage of our earning assets in our loan portfolio. At March 31, 2006, our loan portfolio totaled $2.8 million and consisted primarily of approximately $1.6 million in commercial real estate loans, $722,000 in commercial loans, and $431,000 in consumer, residential property secured, and home equity lines.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2006, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Loan Loss Allowance and Provision

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $41,620, or 1.50% of outstanding loans, at March 31, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Investments

Investment securities, classified available for sale, totaled $1.5 million at March 31, 2006 and were comprised of government-sponsored agencies of approximately $1 million and agency mortgage-backed securities of $500,000.

Deposits

Local deposits are our primary funding source for our loans and investments. At March 31, 2006, deposits were $5.5 million and consisted of approximately $3.2 million in money market accounts, $589,000 in demand deposits and interest checking accounts and $1.8 million in certificates of deposit.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $3.0 million. These lines are available on a one-to-fourteen day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and cash equivalents and securities available for sale-to-total assets ratio, which was at 75.88% at March 31, 2006.

Off-Balance Sheet Instruments

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $821,000 through various types of lending arrangements. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $10.8 million at December 31, 2005 to $10.5 million at March 31, 2006, primarily due to our net loss of $245,554 for the period and unrealized losses on available for sale investment securities of $4,739.

The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.

In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of March 31, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at March 31, 2006.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirment
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$10,555	161.5%	$ 654	10.0%	$ 523	8.0%
Tier 1 capital to risk weighted assets	$10,513	160.8%	$ 392	6.0%	$ 261	4.0%
Tier 1 capital to average assets	$10,513	90.6%	$ 580	5.0%	$ 464	4.0%

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

   The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1     Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2     Rule 15d-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number               Description

31.1     Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2     Rule 15d-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.