Form 10QSB
period 2006-06-30
BankGreenville Financial CORP
filed 2006-08-11
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
  Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,180,000 shares of common stock, no par value, outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format (check one)
  Yes        No

Table of Contents

Part I
Financial Information
Item 1	Financial Statements
Item 2	Management s Discussion and Analysisor Plan of Operation
Item 3	Controls and Procedures
Part II
Other Information
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Default Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1	Rule 15d-14(a) Certification of the Principal Executive Officer
Exhibit 31.2	Rule 15d-14(a) Certification the of Principal Financial Officer
Exhibit 32	Section 1350 Certifications

BankGreenville Financial Corporation

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Development
		Stage
		Enterprise)
		(Audited)
Assets
Cash and due from banks	$608,316	$34,271
Federal funds sold	5,759,000	10,695,000

Total cash and cash equivalents	6,367,316	10,729,271
Investment securities available for sale	6,268,869	-
Loans, net	6,446,918	-
Land and land improvements	684,625	-
Equipment, net	170,883	42,401
Deposits on bank equipment and computer systems	-	82,836
Building construction-in-progress	126,304	26,663
Earnest money deposit on land	-	20,000
Other assets	249,921	37,638

Total assets	$20,314,836	$10,938,809

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,442,216	$-
Interest bearing	8,561,428	-

Total deposits	10,003,644	-
Accounts payable and accrued liabilities	82,535	145,703

Total liabilities	10,086,179	145,703
Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	11,056,329	11,035,013
Accumulated other comprehensive loss	(97,752)	-
Retained deficit	(729,920)	(241,907)

Total shareholders' equity	10,228,657	10,793,106

Total liabilities and shareholders' equity	$20,314,836	$10,938,809

The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Consolidated Statement of Operations
(Unaudited)

	For the three months	For the six months
	ended June 30, 2006	ended June 30, 2006
Interest income
Loans	$105,267	$120,240
Investment securities	55,885	61,882
Federal funds sold	98,366	212,248

Total interest income	259,518	394,370
Interest expense on deposits	79,319	96,610

Net interest income	180,199	297,760
Provision for loan loss	56,555	98,175

Net interest income after provision for loan losses	123,644	199,585

Noninterest income	4,955	5,068

Noninterest expense
Compensation and employee benefits	$212,655	$375,503
Occupancy and equipment	69,775	147,175
Data processing and related costs	29,852	39,164
Marketing, advertising and shareholder communications	14,363	30,765
Legal and audit	11,916	26,585
Supplies, postage and telephone	7,953	31,092
Insurance	5,019	7,480
Courier service	4,576	7,725
Other	14,949	27,177

Total noninterest expense	371,058	692,666

Loss before income tax benefit	(242,459)	(488,013)

Income tax benefit	-	-

Net loss	$(242,459)	$(488,013)

Basic and diluted loss per common share	$(0.21)	$(0.41)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Consolidated Statement of Changes in Shareholders’ Equity
For the six months ended June 30, 2006
(Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
Balance, December 31, 2005	1,180,000	$11,035,013	$-	$(241,907)	$10,793,106

Adjustment of 2005 accrued
offering expenses to actual	-	274	-	-	274
Stock option compensation		21,042			21,042

Net loss for the six months ended
June 30, 2006				(488,013)	(488,013)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(97,752)	-	(97,752)

Total comprehensive loss	-	-	-	-	(585,765)

Balance, June 30, 2006	1,180,000	$11,056,329	$(97,752)	$(729,920)	$10,228,657

The accompanying notes are an integral part of these financial statements.

BankGreenville Financial Corporation

Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2006
(Unaudited)

Cash flows from operating activities
Net loss	$(488,013)
Adjustments to reconcile net loss to cash used by operating activities
Provision for loan loss	98,175
Depreciation	13,817
Net accretion of discounts on investment securities	(451)
Stock option compensation	21,042
Other assets	(212,283)
Accounts payable and accrued liabilities	(63,168)

Net cash used by operating activities	(630,881)

Cash flows from investing activities
Purchases of investment securities available for sale	(6,366,170)
Net increase in loans	(6,545,093)
Purchases of land, equipment and construction-in-progress	(823,729)

Cash used by investing activities	(13,734,992)

Cash flows from financing activities
Net increase in deposits	10,003,644
Net increase in common stock due to adjustment of offering costs	274

Cash provided by financing activities	10,003,918

Net decrease in cash and cash equivalents	(4,361,955)

Cash and cash equivalents, beginning of period	10,729,271

Cash and cash equivalents, end of period	$6,367,316

Supplemental disclosure for non-cash investing activity:
Unrealized loss on securities available for sale, no tax
effect	$(97,752)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Until the Bank opened for business on January 30, 2006, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as we devoted substantially all of our efforts to establishing a new business, and thus, comparison of the quarter and six months ended June 30, 2006 to June 30, 2005 is not meaningful.

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

Investment Securities – Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities, or securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. At June 30, 2006, the Company’s investments were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At June 30, 2006, management has determined that the Company had no impaired loans.

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Management evaluates current and future anticipated economic conditions which may affect borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

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

Building construction-in-progress — Building construction-in-progress includes architectural and construction costs for our permanent headquarters building. Building completion is scheduled during the first quarter of 2007, at which time these costs will be reclassified to premises, furniture and equipment.

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

BankGreenville Financial Corporation

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization costs – The Company has incurred organization costs, which include incorporation, registration and legal fees associated with establishment of the Company. In accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities”, organization costs are expensed when incurred.

Advertising and Marketing – Marketing, promotional and other advertising costs generally are expensed when incurred.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At June 30, 2006, no taxable income has been generated and therefore, no tax provision has been included in these financial statements. The deferred tax asset related to the future benefit from operating loss carry-forwards for income tax purposes has been offset by a valuation allowance as it is not more than likely that such losses will be used.

Loss Per Share – Basic loss per share represents net loss available to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Due to the loss for the three and six month periods ended June 30, 2006, the outstanding stock options are anti-dilutive, and basic and dilutive shares and loss per common share, respectively, are the same.

Stock Compensation Plans – Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, immediately vested upon completion of the offering. In addition, the Company has adopted a stock option plan. 100,650 options to purchase common stock at $10.00 per share were granted on February 14, 2006 and were outstanding at June 30, 2006. The options vest over a five year period from the date of grant and have a contractual term of ten years. 212,400 shares are authorized under the plan. On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. Previously, stock option plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, the Company would not have recognized compensation cost for stock options because the option exercise price in its plan equals the market price on the date of grant. In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the grant date for all new stock options granted and for any outstanding unvested awards, applying the fair value method to those awards as of the date of grant, and is expensed over the employee’s requisite service period.

There were no options outstanding at December 31, 2005. 100,650 options were granted at $10.00 per share in 2006. Of this total, none are vested and there have been no forfeitures as of June 30, 2006. The options have a remaining contractual term of approximately 9.5 years. Total unrecognized compensation cost related to non-vested options granted as of June 30, 2006 is $259,540, and is expected to be expensed over the corresponding five-year vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $16,366 and $21,042 for the three months and six months ended June 30, 2006, respectively. The exercise or conversion ratio of all stock options granted is 1:1 and the aggregate intrinsic value of the stock options was zero at June 30, 2006.

The weighted average fair value per share of options granted as of June 30, 2006 amounted to $7.19.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 16%, risk-free interest rate of 4.45% and expected lives of seven and a half years.

There were no capitalized stock-based compensation costs at June 30, 2006.

Statement of Cash Flows – For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

BankGreenville Financial Corporation

NOTE 3 — INVESTMENTS

At June 30, 2006, the fair market value of the Company’s available for sale investment portfolio totaled $6,268,869 and included government-sponsored agencies of $4,783,835 and agency mortgage-backed securities of $1,485,034. The amortized cost of the portfolio totaled $6,366,621. The amortized cost of agencies and mortgage-backed securities was $4,869,708 and $1,496,913, respectively. No investments were pledged at June 30, 2006.

NOTE 4 – LOANS

The Company’s loan portfolio totaled $6,545,093 at June 30, 2006, and the allowance for loan losses was $98,175, for net loans of $6,446,918. The portfolio included commercial real estate loans of $2,131,278, commercial loans of $2,230,742, residential property secured loans and home equity lines of credit of $2,130,573 and consumer lines of $52,500. Variable rate and fixed rate loans totaled $5,732,968 and $812,125, respectively.

NOTE 5 – LAND AND LAND IMPROVEMENTS

Land and land improvements totaled $684,625 at June 30, 2006 and consisted of $645,558 in land costs associated with the Company’s purchase of approximately 1.23 acres, on which to build our permanent bank headquarters, as well as $39,067 in unamortized land improvement costs associated with our temporary facility site. Land improvement costs are being expensed over the Company’s temporary facility lease term.

NOTE 6 — DEPOSITS

At June 30, 2006, deposits totaled $10,003,644 and consisted of demand deposits of $1,442,216, interest checking of $436,699, savings and money market accounts of $5,276,458, and certificates of deposit of $2,848,271. Certificates equal to or greater than $100,000 totaled $1,800,751 and those less than $100,000 amounted to $1,047,520. Certificates totaling $2,721,751 are scheduled to mature in 2007, $26,520 in 2008, and $100,000 in 2009.

NOTE 7 – BORROWINGS

At June 30, 2006, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $3,000,000 in unsecured federal funds. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. No amounts were outstanding at June 30, 2006.

NOTE 8 – LEASES

The Company has entered into a lease agreement on our temporary banking facility as well as a ground lease agreement on the temporary site location of this facility. The monthly rent under these lease agreements is $2,619 and $1,250, respectively. The lease on our temporary banking facility expires on September 30, 2006, and we have a month-to-month option thereafter. The ground lease agreement expires on July 31, 2006, but includes a six month renewal option at the current monthly rental. In July 2006, the Company exercised its right to extend the ground lease for one six-month term. The Company leases its modular facility furniture at a monthly rental of $2,405.

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 30, 2006, the Company purchased approximately 1.23 acres on which to build its headquarters building, at the corner of Woodruff Road and Rocky Slope Road. A family partnership of one of our directors is a one-third partner in an entity which owned fifty percent of the site. The cost of the site was $614,238. Additionally, we incurred $31,320 for our portion of the maintenance costs of a shared storm water retention system. This same family partnership is a one-third partner in the entity which owns fifty percent of our temporary facility site. The Company leases this temporary site under a ground lease agreement for a monthly rental of $1,250.

The law firm in which our chairman of the board is a shareholder assisted in the negotiation and preparation of our land purchase agreement and the closing of the headquarters site, as well as the negotiation of the ground lease agreement for our temporary facility site. The fees for these services totaled $6,918.

BankGreenville Financial Corporation

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

In the ordinary course of business, the Bank transacts loan and deposit business with directors and executive offcers as well as their immediate families and business interests. This business with related parties is conducted on substantially the same terms, including interest rates and credit requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On July 13, 2006, the Company entered into an agreement with a contractor to build the Bank’s permanent headquarters building, adjacent to our temporary banking facility site. The agreement is in the form of cost plus a fee with a negotiated guaranteed maximum price not to exceed $1,645,164. The headquarters building is expected to be completed during the first quarter of 2007.

NOTE 11 — OFF-BALANCE SHEET INSTRUMENTS

The Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. At June 30, 2006, the Bank had issued commitments to extend credit of $1,767,000 through various types of lending arrangements. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

NOTE 12 – RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Bank.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 155 will not have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes the adoption of SFAS No. 156 will not have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Bank’s financial position, results of operations or cash flows.

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

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2006, and also analyzes our financial condition as of June 30, 2006. Because the Bank did not open for business until January 30, 2006, a comparison of the quarter and six months ended June 30, 2006 to the quarter and six months ended June 30, 2005 is not meaningful. Until January 30, 2006, our principal activities related to our organization, the conducting of our initial public offering, and the pursuit of approvals from the South Carolina Board of Financial Institutions for our application to charter the bank, from the Federal Reserve to become a bank holding company, and from the FDIC for our application for insurance of the deposits of the bank. We received all regulatory approvals in January 2006 and commenced business on January 30, 2006. We completed our stock offering in December 2005 and issued 1,180,000 shares. Offering proceeds, net of offering costs and underwriting fee, totaled $11,035,287. We capitalized the bank with $11 million of the proceeds from the stock offering.

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

Results of Operations

Our net loss for the quarter ended June 30, 2006 was $242,459, or $0.21 per share. Interest income totaled $259,518 and consisted of interest of $105,267 on loans, $55,885 on investment securities and $98,366 on federal funds sold. We incurred $79,319 in interest expense on deposits, and our loan loss provision was $56,555. Non-interest expense totaled $371,058 for the quarter ended June 30, 2006 and primarily consisted of compensation and employee benefits of $212,655, occupancy and equipment of $69,775, and data processing of $29,852, which consisted primarily of core processor and network security monitoring services. Marketing, advertising and shareholder communications expense was $14,363. Other expenses included credit-related costs, business development, and dues and memberships expense.

Our net loss for the six months ended June 30, 2006 was $488,013, or $0.41 per share. Included in the loss was $48,215 in pre-opening expenses from January 1, 2006 to January 29, 2006. We opened the bank on January 30, 2006 and interest income from this date through June 30, 2006 totaled $120,240 and $61,882 on loans and investment securities, respectively. Interest income on federal funds sold totaled $212,248 for the six months ended June 30, 2006. Interest expense was $96,610 from January 30, 2006 through June 30, 2006 and the provision for loan losses was $98,175.

Non-interest expense was $692,666 for the six month period ended June 30, 2006, primarily consisting of compensation and employee benefits of $375,503, which included $21,042 in stock option compensation, occupancy and equipment of $147,175, data processing of $39,164, and supplies, postage and telephone expense of $31,092. Marketing, advertising and shareholder communications expense was $30,765. Other expenses included credit-related costs, business development, and dues and memberships expense.

Financial Condition

Overview

Total assets were $20.3 million at June 30, 2006, an increase of $9.4 million from December 31, 2005, and included gross loans of $6.5 million, investment securities of $6.3 million and federal funds sold of $5.8 million. Deposits were $10.0 million and shareholders’ equity was $10.2 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, our goal is to have the highest percentage of our earning assets in our loan portfolio. At June 30, 2006, our loan portfolio totaled $6.5 million and consisted primarily of approximately $2.1 million in commercial real estate loans, $2.2 million in commercial loans, and $2.2 million in residential property secured, home equity lines and consumer lines.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2006, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Loan Loss Allowance and Provision

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $98,175, or 1.50% of outstanding loans, at June 30, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Investments

Investment securities, classified available for sale, totaled $6.3 million at June 30, 2006 and were comprised of government-sponsored agencies of approximately $4.8 million and agency mortgage-backed securities of $1.5 million.

Deposits

Local deposits are our primary funding source for our loans and investments. At June 30, 2006, deposits were $10.0 million and consisted of approximately $5.3 million in money market and savings accounts, $1.9 million in demand deposits and interest checking accounts and $2.8 million in certificates of deposit.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $3.0 million. These lines are available on a one-to-fourteen day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and cash equivalents and securities available for sale-to-total assets ratio, which was at 62.20% at June 30, 2006.

Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $1,767,000 through various types of lending arrangements. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $10.8 million at December 31, 2005 to $10.2 million at June 30, 2006, primarily due to our net loss of $488,013 for the six-month period and unrealized losses on available for sale investment securities of $97,752. Common stock increased $21,316, primarily due to stock option compensation of $21,042.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of June 30, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at June 30, 2006.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$10,368	104.8%	$989	10.0%	$791	8.0%
Tier 1 capital to risk weighted assets	$10,270	103.8%	$593	6.0%	$396	4.0%
Tier 1 capital to average assets	$10,270	51.4%	$1,000	5.0%	$800	4.0%

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting held on April 20, 2006, there were two items submitted to a vote of security holders: the re-election of Class I directors and a vote on the BankGreenville Financial Corporation 2006 Stock Incentive Plan.

Our board of directors is divided into three classes with each class as nearly equal in number as possible. The three classes of directors have staggered terms so that the terms of approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Jeffrey L. Dezen, Roger H. Gower and Frank B. Halter, Jr. Class II directors are R. Bruce Harman, Arthur L. Howson, Jr., Paula S. King and Robert L. Kunz. Class III directors are Jonathan T. McClure, David A. Merline, Jr., William H. Pelham and Russel T. Williams.

The terms of the Class I directors expired at the annual meeting. Each of the three current Class I directors was nominated for re-election for a three-year term at the annual meeting on April 20, 2006. The numbers and types of votes cast in the election of the Class I directors were as follows: For Mr. Dezen – 1,064,950, votes withheld – 9,000; for Mr. Gower – 1,066,450, votes withheld – 7,500; and for Mr. Halter – 1,066,450, votes withheld – 7,500. There were no broker non-votes, abstentions, or votes against the Class I directors. Votes cast represented over 91% of the outstanding shares.

Since a plurality of the votes was attained for the Class I directors, the approval of these directors to serve three-year terms, expiring at the 2009 annual meeting, was recorded in our minute book from the annual meeting.

Additionally, at the annual meeting on April 20, 2006, the Company’s 2006 Stock Incentive Plan was submitted to a vote of security holders. The numbers and types of votes were as follows: For – 441,150, against – 59,150, abstentions – 6,000, and broker non-votes – 567,650. There were no votes withheld. 91% of the outstanding shares was represented. Since a majority of the votes cast on this matter were voted in favor of approval of the BankGreenville Financial Corporation 2006 Stock Incentive Plan, the approval of the plan was recorded in our minute book from the annual meeting.

There were no other matters voted on by the Company’s shareholders at the annual meeting.

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

Date: August 11, 2006	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number         Description

31.1            Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2            Rule 15d-14(a) Certification of the Principal Financial Officer.

32               Section 1350 Certifications.