Form 10KSB
period 2006-12-31
BankGreenville Financial CORP
filed 2007-04-02
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2006.

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________

Commission file number 333-127409

BankGreenville Financial Corporation
(Name of small business issuer in its charter)

South Carolina	20-2645711
(State of Incorpoation)	(I.R.S. Employer Identification No.)

499 Woodruff Road
Greenville, South Carolina	29607
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (864) 335-2200

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.     Yes           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes         No

State issuer’s revenues for its most recent fiscal year. $1,203,199.

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 9, 2007 was $9,566,400. This calculation is based upon an estimate of the fair market value of the Common Stock of $9.60 per share, which was the price of the last trade of which management is aware prior to this date.

The number of shares outstanding of the issuer’s one class of common equity was 1,180,000 shares at March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (Check one):      Yes         No

PART I

Item 1	Business.
Item 2	Description of Property.
Item 3	Legal Proceedings.
Item 4	Submission of Matters to a Vote of Security Holders.
Item 5	Market for Common Equity and Related Stockholder Matters.
Item 6	Management s Discussion and Analysis or Plan of Operation.
Item 7	Financial Statements.
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8A	Controls and Procedures.

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
Item 10	Executive Compensation.
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12	Certain Relationships and Related Transactions.
Item 13	Exhibits.
Item 14	Principal Accountant and Fees.

SIGNATURES

EXHIBIT INDEX

EX-21 (033007)

EX-23 (033007)

EX-31 (033007)

EX-31 (033007)

EX-32 (033007)

Part I
Item 1.    Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” as well as the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, national, regional and in our primary service area, which may become less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions or inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	the rate of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses;
•	loss of consumer confidence and economic disruptions resulting in terrorist activities;
•	changes in the securities market; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        BankGreenville Financial Corporation was incorporated in South Carolina on March 18, 2005 for purposes of operating as a bank holding company pursuant to the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of BankGreenville, a state-chartered bank. BankGreenville commenced business on January 30, 2006, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public. Since our inception in March 2005 and before opening the bank, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business.

Marketing Focus and service area

        Our service area is Greenville County, with a primary focus on Greater Greenville, including the City of Greenville and the surrounding bedroom communities of Mauldin, Simpsonville, Greer and Taylors. Our office is located at a centrally located site near the intersection of Woodruff Road and Laurens Road within the Greenville city limits. This site sits on the edge of the recently announced 1,100-acre Verdae master planned development. Woodruff Road is a well traveled thoroughfare with reasonable traffic counts and excellent accessibility but this new development effort is expected to enhance the quality of this already excellent site. We are temporarily located in a modular facility on a site adjacent to our future bank permanent headquarters, under construction. We anticipate moving into our permanent headquarters building in Spring 2007. We do not currently have plans to establish branch offices in the next three years. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

        We focus on providing high quality, consultative service to small-to-medium-sized businesses and the professional segment of the growing Greenville area market and offer a full complement of business and consumer services while placing particular emphasis on that portion of the market that values small business expertise and relationship-oriented service.

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

Location

        Our permanent headquarters site is located at the corner of Woodruff Road and Rocky Slope Road near Laurens Road and the 1,100-acre Verdae master planned development. We purchased approximately 1.23 acres on January 30, 2006, and our headquarters building will be approximately 10,700 square feet. We expect to complete construction and move to this building in Spring 2007. We opened on January 30, 2006 and are currently in a temporary full-service banking facility on a site adjacent to the permanent headquarters building.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, home equity lines and consumer loans to individuals, small-to-medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area.

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by state law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. For larger dollar loans, we can sell participations to other financial institutions, which allow us to manage the risk associated with these loans and meet the lending needs of credit-worthy clients.

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

        Allowance for Loan Losses. We maintain an allowance for loan losses, which we have established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Due to our lack of history in our loan portfolio, our allowance for loan losses is initially approximately 1.50% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

•  an ongoing review of the quality, mix, and size of our overall loan portfolio;
•  our historical loan loss experience;
•  evaluation of economic conditions;

•  specific problem loans and commitments that may affect the borrower’s ability to pay;
•   regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators;
•  the amount and quality of collateral, including guarantees, securing the loans.

        Real Estate Loans. Loans secured by first or second mortgages on real estate make up approximately 66% of the bank’s loan portfolio. These loans generally include commercial real estate loans, construction and development loans, and residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and are more likely to be fixed for shorter-term loans. The bank generally charges an origination fee on each loan.

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

        We have the ability to originate real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

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

• Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans is generally limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale or completion of the property. Loan proceeds are typically disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Risks associated with construction loans include fluctuations in the value of real estate, mismanaged construction, rising interest rates which may prevent sale of the property, and failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

• Residential Real Estate Loans. These loans generally have longer terms, up to 30 years. We offer fixed and adjustable rate mortgages, and we act as brokers and receive a brokerage fee, for most or all of the long-term first mortgage residential real estate loans that we generate in the secondary market. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower’s cash flow, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. We generally focus our efforts on commercial loans of $1,000,000 or less. The terms of these loans vary by purpose and by type of underlying collateral.

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

        We also offer home equity lines of credit. Our underwriting criteria for and the risks associated with home equity lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

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

Deposit Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations. These services include checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Greenville area. In addition, we offer IRAs. We solicit these accounts from individuals, businesses, and other organizations. We obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations, and advertisements published in the local media. Additionally, we can solicit brokered deposits.

Other Banking Services

        We offer cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks.  The bank is associated with the STAR and Cirrus ATM networks, which allow the bank’s clients to use other bank and third-party ATMs throughout the country as well as internationally. We also waive our clients’ foreign ATM charges for a certain number of monthly ATM transactions at third-party ATMs. We offer debit card and credit card services through a correspondent bank as an agent for the bank. Additionally, we offer lines of credit, 24-hour telephone banking, personal and corporate on-line banking and corporate cash management services.

Competition and market share

        The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans as well as legal lending limits to any one borrower, credit and service charges, the quality of services rendered, and the convenience of banking facilities. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services on a statewide basis. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we compete effectively in this market by offering relationship banking and high quality service.

        According to FDIC data at June 2006, the deposit base in Greenville County amounted to approximately $10.4 billion. At December 31, 2006, we believe the bank’s deposits represented approximately .18% of this market share.

Employees

        As of March 9, 2007, we had 11 full-time employees and no part-time employees.

Risk Factors

We expect to incur losses for at least our first two years, and there is a risk we may never become profitable.

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

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular client;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

We are dependent on Russ Williams, Paula King and our initial organizing directors and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Our growth and development will largely be the result of the contributions of our chief executive officer, Russ Williams, and our chief financial officer, Paula King. The performance of community banks, like BankGreenville, is often dependent upon the ability of executive officers to promote the bank in the local market area. Mr. Williams and Ms. King have extensive and long-standing ties within our primary service areas and provide us with an important medium through which to market our products and services. If we lose the services of Mr. Williams or Ms. King, they would be difficult to replace and our business and development could be materially and adversely affected. We have employment agreements with Mr. Williams and Ms. King and carry $500,000 of life insurance on each of these officers, payable to the bank.

        Additionally, our directors’ community involvement, diverse backgrounds, and extensive local business relationships are important to our success. If any of our directors discontinues his or her relationship with us, or if the composition of our board of directors changes materially, our growth could be adversely affected. One of our organizers and directors, Robert L. Kunz, passed away in February 2007. We have not decided whether or when to fill his vacancy on the board, and for the time being we have reduced the size of the board from 11 to 10 directors.

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

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

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

We are subject to extensive regulation that could limit or restrict our activities. This regulation is for protection of the bank’s depositors and not for the investors.

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

        Although we are subject to extensive and comprehensive regulation by various banking regulatory agencies such as the FDIC and the South Carolina Board of Financial Institutions, the purpose of these banking regulatory agencies is to protect and insure the interests and deposits of our bank’s depositors. These agencies do not consider preserving or maximizing the investment made by the company’s investors when regulating the bank’s activities.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

        We are in the process of evaluating our internal controls to allow management to report on our internal control for our fiscal year 2007, and for our independent registered public accounting firm to attest to our internal controls for fiscal year 2008.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC’s related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information,

and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

We face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	additional time and expense associated with identifying and evaluating potential acquisitions and merger partners;
•	inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	dilution of our existing shareholders in an acquisition;
•	additional time and expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
•	a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
•	time and expense integrating the operations and personnel of the combined businesses;
•	the potential for an adverse short-term effect on our results of operations; and
•	loss of key employees and clients as a result of an acquisition that is poorly received.

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

An economic downturn, especially one affecting Greenville County, could reduce our client base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market and the surrounding communities. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in our primary market, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

Our pace of growth may require us to raise additional capital in the future, and that capital may not be available when it is needed.

        We are required by our regulators to maintain adequate levels of capital to support our operations. To support continued growth, we may need to raise additional capital in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are beyond our control. We cannot make assurances as to our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially affected. In addition, if we decide to raise additional capital, your interest could be diluted.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 66% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

SUPERVISION AND REGULATION

        Both BankGreenville Financial Corporation and BankGreenville are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

BankGreenville Financial Corporation.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

        Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934. If we have more than 500 shareholders of record on December 31 of any year, we will be required to register our common stock under Section 12 of the Securities Exchange Act during the first 120 days of the following year. Any shareholder of 10% or more but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “BankGreenville — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “BankGreenville– Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

BankGreenville

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

        All insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

        Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized – The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized – The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized – The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized – The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized – The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the bank was deemed to be “well capitalized.”

        FDIC Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIRA, the FDIC will begin indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. We anticipate our first CRA examination in 2008.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the FBI can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad

debts.     The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2.   Description of Property

        Our permanent headquarters building is located at the corner of Woodruff Road and Rocky Slope Road near Laurens Road, at 499 Woodruff Road, Greenville, South Carolina 29607, and is scheduled for completion in Spring 2007. Currently, we are located in a full-service temporary banking facility on a site adjacent to our permanent headquarters. The temporary facility as well as the site on which the facility is located, are leased were leased for an initial six-month lease term. Both leases were extended upon expiration of the initial terms. Lease payments total $2,600 and $1,250 per month on the temporary facility and land, respectively.

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

Part II.

Item 5.    Market for Common Equity and Related Stockholder Matters.

        We are currently quoted on the OTC Bulletin Board under the symbol “BGVF” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

        As of March 9, 2007, there were 1,180,000 shares of common stock outstanding held by 143 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in December 2005. The price per share in our initial public offering was $10.00. The following table shows the reported high and low bid information as quoted on the OTC Bulletin Board since our common stock began trading publicly:

	High	Low
First quarter 2006	$ 12.00	$ 10.10
Second quarter 2006	10.30	9.00
Third quarter 2006	9.99	8.50
Fourth quarter 2006	10.25	9.00

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

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

General

        Our bank opened for business on January 30, 2006. Therefore, a comparison of the years ended December 31, 2006 and December 31, 2005 is not meaningful. Until January 2006, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the FDIC and South Carolina Board of Financial Institutions for our application to charter the bank and the pursuit of approvals from the Federal Reserve to become a bank holding company. The organizational costs incurred during the period from our inception on March 18, 2005 through December 31, 2005 related primarily to salaries, legal fees, and charter application fees and the loss associated with these organizational activities totaled $241,907. We completed our stock offering in December 2005 and issued 1,180,000 shares at $10.00 per share. Proceeds, net of offering costs, totaled approximately $11.04 million and we capitalized the bank with $11 million of the proceeds from the stock offering.

        Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits, also known as net interest margin. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as net interest spread.

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

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006, included herein.

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

Allowance for Loan Losses

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Results of Operations

General

        Our net loss was $785,385, or $0.67 per share, for the year ended December 31, 2006. Included in our net loss for the year ended December 31, 2006 was $48,502 in pre-opening expenses for the period January 1, 2006 to January 30, 2006. Our bank opened for business on January 30, 2006. From our inception on March 18, 2005 through December 31, 2005, we incurred a net loss of $241,907 from our organizational and pre-opening activities. From inception on March 18, 2005 to the bank’s opening date of January 30, 2006, organizational and preopening costs less net interest income totaled $290,409. Our organizational costs were expensed when incurred in accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

Net Interest Income

        Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.

        Net interest income was $790,766 for the year ended December 31, 2006. Interest income totaled $1,176,183. Loan interest income was $553,556 for the year ended December 31, 2006. Interest income on investment securities and federal funds sold totaled $276,941 and $345,686, respectively. Interest expense on deposits was $385,417.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net of capitalized loan fees are amortized into interest income on loans.

Average Balances, Income and Expenses, and Rates
For the Year Ended December 31, 2006

	Average	Income/expense
	balance	2006	Yield/rate
Interest-earning assets:
Federal funds sold	$7,057,062	$345,686	4.90%
Investment securities	4,909,854	276,941	5.64
Loans	6,779,188	553,556	8.17

Total interest-earning assets	18,746,104	1,176,183	6.27%
Non-earning assets	708,680

Total assets	$19,454,784

Interest-bearing deposits:
Interest checking	$451,096	$3,250.72%
Savings and money market	4,696,395	197,521	4.21
Time deposits	3,648,883	184,646	5.06

Total interest-bearing deposits	8,796,374	385,417	4.38%
Noninterest bearing liabilities	1,210,237
Shareholders’ equity	9,448,173

Total liabilities and
shareholders’ equity	$19,454,784

Net interest spread			1.89%

Net interest income/margin		$790,766	4.22%

        Our consolidated net interest margin for the year ended December 31, 2006 was 4.22%, and our earning assets averaged $18.7 million. The net interest margin is calculated by dividing net interest income by year-to-date average earning assets. Our net interest spread, the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities was 1.89% for the year ended December 31, 2006. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. As this was the first year of operations for the bank, all interest income and expense is attributable to volume and therefore we have omitted the table analyzing the changes in net interest income as it would not be meaningful.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Our provision for loan losses was $210,379, or 1.50% of outstanding loans, for the year ended December 31, 2006. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

        Noninterest income for the year ended December 31, 2006 was $27,016. Mortgage loan origination fees were $19,620 and service charges and other fees on deposits totaled $7,396.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the year ended December 31, 2006.

Compensation and benefits	$759,828
Occupancy and equipment	250,008
Data processing and related costs	103,374
Marketing, advertising and shareholder relations	48,585
Legal and audit	67,757
Supplies, postage and telephone	50,937
Insurance	17,055
Credit related expenses	30,163
Courier and armored carrier service	16,805
Other	48,276

Total noninterest expense	$1,392,788

        The most significant component of noninterest expense is compensation and benefits, which totaled $759,828 for the year ended December 31, 2006. Occupancy and equipment of $250,008 included $107,902 in site preparation costs associated with preparing the site for the placement of our temporary modular facility. A significant portion of these costs was dictated by requirements imposed by the City of Greenville. Data processing and related expense of $103,374 primarily consisted of costs associated with our core data processing provider and with the security monitoring of our computer systems and website. Legal and audit of $67,757 primarily consisted of fees related to the review of our quarterly and annual SEC filings as well as our annual audit. The majority of our credit related expenses consisted of payment of closing costs on loans originated. Included in total noninterest expenses was $48,502 in pre-opening expenses from January 1, 2006 to the bank’s opening date of January 30, 2006.

Income Tax Benefit

          The Company had no currently taxable income for the period from March 18, 2005 (inception) to December 31, 2005 or for the year ended December 31, 2006. The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

        At December 31, 2006, we had total assets of $31.7 million. Interest-earning assets comprised approximately 91% of total assets and consisted of gross loans of $14.0 million, investment securities of $9.8 million and federal funds sold of $5.0 million. Construction in progress associated with our permanent headquarters building amounted to $1.3 million at December 31, 2006. Deposits totaled $20.9 million, while shareholders’ equity was $10.1 million at December 31, 2006.

Investments

        At December 31, 2006, our investment securities portfolio was $9.8 million and represented approximately 31.0% of our total assets. Our portfolio consisted of U.S. government sponsored agencies of $6.9 million and mortgage-backed agencies of $2.9 million. All of our investment securities are classified available for sale.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2006 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government
sponsored agencies	-	-	$1,491,248	5.34%	$5,376,039	5.98%	-	-%	$6,867,287	5.84%
Mortgage-backed
agencies	-	-	-	-	947,371	5.35	1,991,761	5.68	2,939,132	5.57

Total	-	-	$1,491,248	5.34%	$6,323,410	5.88%	$1,991,761	5.68%	$9,806,419	5.76%

        The amortized costs and the fair value of our investment securities at December 31, 2006 are shown in the following table.

	Amortized	Fair
	Cost	Value
Available for Sale
U.S. Government sponsored agencies	$6,871,131	$6,867,287
Mortgage-backed agencies	2,925,726	2,939,132

Total	$9,796,857	$9,806,419

        We believe, based on industry analyst reports and credit ratings, that the deterioration in fair values of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        At December 31, 2006, approximately $1.0 million of investment securities were pledged as collateral to secure public entity deposits. We had no sales of investment securities in 2006.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2006 were $14.0 million and represented approximately 49% and 44% of interest-earning and total assets, respectively.

        Loans secured by real estate mortgages comprised approximately 66% of loans outstanding. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Commercial loans and lines of credit represented approximately 34% our loan portfolio at year-end. Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

         The following table summarizes the composition of our loan portfolio as of December 31, 2006.

		Percentage of
	Amount	Total
Real Estate:
Construction and development and land	$2,003,355	14.3%
Commercial	2,644,180	18.9
Residential mortgages	2,619,485	18.7
Home equity lines	1,916,581	13.6

Total real estate	9,183,601	65.5%

Commercial	4,754,119	33.9%
Consumer - other than real estate secured	89,063.6
Deferred origination fees, net	(1,525)	-

Gross loans	14,025,258	100.0%

Less allowance for loan losses	(210,379)

Total loans, net	$13,814,879

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following tables is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2006.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real estate - mortgage	$1,382,146	$3,881,519	$1,916,581	$7,180,246
Real estate - construction	1,249,706	753,649	-	2,003,355

Total real estate	2,631,852	4,635,168	1,916,581	9,183,601

Commercial	1,573,545	2,774,509	406,065	4,754,119
Consumer - other	70,526	18,537	-	89,063

Gross loans	$4,275,923	$7,428,214	$2,322,646	$14,026,783

Deferred origination fees, net				(1,525)

Gross loans, net of deferred fees				$14,025,258

Loans maturing- after one year with
Fixed interest rates				$2,899,819

Floating interest rates				$6,851,041

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $210,379 as of December 31, 2006 and equaled the provision charged during 2006, as the bank had no charge-offs or recoveries on loans in 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        Because of our short operating history and the lack of seasoning of our loan portfolio, we do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

        The bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2005, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Deposits

        During 2006, our funding source for loans and investments was our deposits. Deposits totaled $20.9 million at December 31, 2006. The following table shows the balance outstanding and the average rates paid on deposits during 2006.

	Amount	Rate
Non-interest bearing demand deposits	$1,478,051	-%
Interest bearing checking	1,132,144.72%
Money market and savings	8,672,490	4.21%
Time deposits less than $100,000	4,672,876	5.04%
Time deposits $100,000 and over	4,976,440	5.08%

Total	$20,932,001	4.12%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $13.9 million at December 31, 2006. Our loan-to-deposit ratio was 67.0% at December 31, 2006. Brokered certificates of deposit purchased outside our primary market totaled $2.0 million at December 31, 2006. All of our time deposits are certificates of deposits.

        The maturity distribution of our time deposits of $100,000 or more at December 31, 2006 was as follows:

Three months or less	$650,000
Over three through six months	1,600,750
Over six through twelve months	2,625,690
Over twelve months	100,000

Total	$4,976,440

Borrowings and lines of credit

        At December 31, 2006, the bank had a short-term line of credit with a correspondent bank to purchase a maximum of $3,900,000 in unsecured federal funds. The interest rate on borrowings under this line is the prevailing market rate for federal funds purchased. This accommodation line of credit is renewable annually, expires on January 1, 2008, and may be terminated at any time at the correspondent bank’s sole discretion. No amounts were outstanding at December 31, 2006 and 2005.

Capital Resources

        Total shareholders’ equity was $10.1 million at December 31, 2006. Shareholders’ equity consisted of common stock of $11,084,562, which represented net proceeds of $11,035,287 from the sale of stock in the initial public offering and stock compensation expense of $49,275 accrued during 2006. This amount was reduced by our retained deficit of $241,907 from our inception on March 18, 2005 through December 31, 2005 and our net loss of $785,385 for the year ended December 31, 2006. Unrealized gains of $9,562 on investment securities available for sale increased shareholders’ equity.

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” Prior to March 2006, all bank holding companies with less than $150 million in total assets, including the company, qualified for this exemption. On March 30, 2006, the Federal Reserve adopted a new rule expanding the definition of a “small bank holding company.” The new definition includes bank holding companies with less than $500 million in total assets. However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The Federal Reserve’s use of the phrase “material amount of . . . equity securities . . . registered with the SEC” created uncertainty, as the SEC registration requirements apply to classes of securities, not to a portion of the shares in a class. According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Based on informal discussions with staff members of the Federal Reserve, we believe the new Federal Reserve rule is intended to exclude companies whose stock is listed on a stock exchange and is actively traded. Since our stock is not registered under the Securities Exchange Act, listed on an exchange, or actively traded, we believe the company qualifies as a small bank holding company and is exempt from the capital requirements. Nevertheless, until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

        Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The following table sets forth the holding company and the bank capital ratios at December 31, 2006. For all periods, the bank was considered “well capitalized”.

	Holding
	Company	Bank
Total risk-based capital	54.85%	54.61%
Tier 1 risk-based capital	53.73	53.49
Leverage capital	37.45	36.52

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2006 commitments for capital expenditures included approximately $318,000 remaining to be paid on our permanent building construction contract, which has a guaranteed maximum cost not to exceed $1,645,164. Additionally, we have entered into agreements with vendors to provide furniture and equipment for our permanent headquarters building. Commitments associated with these agreements totaled approximately $100,000 at December 31, 2006. We anticipate all outstanding commitments associated with our headquarters to be paid by April 30, 2007.

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2006. Since our inception, we have not paid cash dividends.

Return on average assets	(4.04)%

Return on average equity	(8.31)

Equity to assets ratio	48.56

Effect of Inflation and Changing Prices

        The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States of America.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. We attempt to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

        Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At December 31, 2006, the bank had issued commitments to extend credit of $3,140,862 through various types of lending arrangements. Of this amount, fixed rate commitments were $115,518 and variable rate commitments were $3,025,344.

        Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. A significant portion of the unfunded commitments relate to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a portion of these lines of credit will not be funded.

        Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Liquidity

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

        At December 31, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5.5 million, or approximately 17.5% of total assets. Our investment securities available for sale at December 31, 2006 amounted to $9.8 million or approximately 31.0% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2006, $1,000,000 of our investment securities was pledged to secure public entity deposits.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We also maintain a federal funds purchased line of credit with a correspondent bank totaling $3.9 million. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Interest Rate Sensitivity

        Asset-liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset-liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset-liability management committee monitors and considers methods of managing exposure to interest rate risk. The asset-liability management committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
	Within three	but within	within five	After five
	months	twelve months	years	years	Total
Interest-earning assets:
Federal funds sold	$4,991,000	$-	$-	$-	$4,991,000
Investment securities	-	2,469,457	2,606,956	4,730,006	9,806,419
Loans	10,021,962	145,270	3,749,149	108,877	14,025,258

Total interest-earning assets	$15,012,962	$2,614,727	$6,356,105	4,838,883	$28,822,677

Interest-bearing liabilities:
Interest-bearing checking	$1,132,144	$-	$-	$-	$1,132,144
Money market and savings	8,672,490	-	-	-	8,672,490
Time deposits	650,000	8,899,316	100,000	-	9,649,316

Total interest-bearing
Liabilities	$10,454,634	$8,899,316	$100,000	-	$19,453,950

Period gap	$4,558,328	$(6,284,589)	$6,256,105	$4,838,883
Cumulative gap	4,558,328	(1,726,261)	4,529,844	9,368,727

Ratio of cumulative gap to total
interest-earning assets	15.8%	(6.0)%	15.7%	32.5%

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

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS No. 156 will have an impact on its financial position, results of operations and cash flows.

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

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the company on January 1, 2008. Earlier adoption is permitted in 2007 if the company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The company is currently analyzing the fair value option provided under SFAS 159.

        Other accounting standards that have been issued or proposed by the PCAOB or other standards-setting bodies are not expected to have a material impact on the company’s financial position, results of operations and cash flows.

Item 7.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE PERIOD
FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BankGreenville Financial Corporation and Subsidiary
Greenville, South Carolina

        We have audited the accompanying consolidated balance sheets of BankGreenville Financial Corporation and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006 and the period from March 18, 2005 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankGreenville Financial Corporation and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from March 18, 2005 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Elliott Davis, LLC Greenville, South Carolina
March 21, 2007

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
		(Development
		Stage
		Enterprise)
Assets
Cash and due from banks	$552,972	$34,271
Federal funds sold	4,991,000	10,695,000

Total cash and cash equivalents	5,543,972	10,729,271
Investment securities available for sale	9,806,419	-
Loans, net	13,814,879	-
Property and equipment, net	808,045	42,401
Deposits on bank equipment and computer systems	-	82,836
Building construction in progress	1,327,968	26,663
Earnest money deposit on land	-	20,000
Accrued interest receivable	187,439	2,442
Other assets	167,987	35,196

Total assets	$31,656,709	$10,938,809

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$1,478,051	$-
Interest bearing	19,453,950	-

Total deposits	20,932,001	-
Accrued interest on deposits	148,499	-
Accounts payable and accrued liabilities	509,377	145,703

Total liabilities	21,589,877	145,703

Commitments and contingencies - notes 10 and 11

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
December 31, 2006 and 2005	11,084,562	11,035,013
Accumulated other comprehensive income	9,562	-
Retained deficit	(1,027,292)	(241,907)

Total shareholders’ equity	10,066,832	10,793,106

Total liabilities and shareholders’ equity	$31,656,709	$10,938,809

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		from March 18,
		2005 (inception)
	For the year ended	through
	December 31, 2006	December 31, 2005
		(Development stage
		enterprise)
Interest income
Loans and fees	$553,556	$-
Investment securities	276,941	-
Federal funds sold	345,686	16,546

Total interest income	1,176,183	16,546

Interest expense
Deposits	385,417	-
Other	-	4,763

Total interest expense	385,417	4,763

Net interest income	790,766	11,783

Provision for loan loss	210,379	-

Net interest income after provision for loan losses	580,387	11,783

Noninterest income	27,016	-

Noninterest expense
Compensation and employee benefits	$759,828	$170,118
Occupancy and equipment	250,008	18,640
Data processing and related costs	103,374	-
Marketing, advertising and shareholder communications	48,585	12,289
Legal and audit	67,757	14,350
Supplies, postage and telephone	50,937	8,092
Insurance	17,055	2,355
Credit related expenses	30,163	-
Courier and armored carrier service	16,805	-
Other	48,276	27,846

Total noninterest expense	1,392,788	253,690

Loss before income tax benefit	(785,385)	(241,907)

Income tax provision	-	-

Net loss	$(785,385)	$(241,907)

Basic and diluted loss per common share	$(0.67)	$(0.21)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2006 and the period from March 18, 2005 (inception) through December 31, 2005

			Accumulated
			other		Total
	Common stock		comprehensive	Accumulated	shareholders’
	Shares	Amount	income	deficit	equity

Net proceeds from the sale of
stock (less brokerage commission
and offering costs of $764,987)	1,180,000	$11,035,013	$-	$-	$11,035,013

Net loss	-	-	-	(241,907)	(241,907)

Balance, December 31, 2005
(Development stage enterprise)	1,180,000	11,035,013	-	(241,907)	10,793,106

Adjustment of 2005 accrued
offering expenses to actual	-	274	-	-	274

Stock compensation expense	-	49,275	-	-	49,275

Comprehensive loss:

Net loss	-	-	-	(785,385)	(785,385)

Unrealized gains on investment
securities available for sale,
no tax effect	-	-	9,562	-	9,562

Total comprehensive loss	-	-	-	-	(775,823)

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
STATEMENT OF CASH FLOWS

		For the period
		March 18, 2005
	For the year	(inception)
	ended December	through December
	31, 2006	31, 2005

Operating activities
Net loss	$(785,385)	$(241,907)
Provision for loan losses	210,379	-
Stock compensation expense	49,275	-
Deferred income taxes	(247,321)	(86,255)
Depreciation	32,555	1,331
Accretion of discounts on investment securities	(1,816)	-
Amortization of land improvements	105,317	-
Earnest money deposit on land	20,000	(20,000)
Increase in interest receivable	(184,997)	(2,442)
Decrease in other assets	114,530	51,059
Increase in accrued interest payable on deposits	148,499	-
Increase in accounts payable and accrued liabilities	363,674	145,703

Net cash used in operating activities	(175,290)	(152,511)

Investing activities
Increase in loans, net	(14,025,258)	-
Purchase of investment securities available for sale	(10,933,728)	-
Proceeds from calls of investment securities	1,030,000	-
Proceeds from principal paydowns on mortgage-backed securities	108,687	-
Purchase of property and equipment	(903,516)	(43,732)
Equipment and data processing systems deposits	82,836	(82,836)
Building construction in progress	(1,301,305)	(26,663)

Net cash used for investing activities	(25,942,284)	(153,231)

Financing activities
Increase in deposits, net	20,932,001	-
Net proceeds from sale of stock	274	11,035,013
Proceeds from organizers' contribution deposits	-	90,000
Repayment of organizers' contribution deposits	-	(90,000)
Proceeds from organizational line of credit	-	465,000
Repayment of organizational line of credit	-	(465,000)

Net cash provided by financing activities	20,932,275	11,035,013

Net increase (decrease) in cash and cash equivalents	(5,185,299)	10,729,271

Cash and cash equivalents, beginning of year	10,729,271	-

Cash and cash equivalents, end of year	$5,543,972	$10,729,271

Supplemental information
Cash paid for:
Interest	$236,918	$-

Schedule of non-cash transactions:
Unrealized gains on investment securities, no income tax	$9,562	$-

The accompanying notes are an integral part of this financial statement.

BANKGREENVILLE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        BankGreenville Financial Corporation (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of BankGreenville (the “Bank”). The Bank is a state chartered institution organized under the laws of South Carolina to conduct general banking business in Greenville, South Carolina. From our inception on March 18, 2005 and before opening the Bank for business on January 30, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, the Bank, to commence business as a financial institution. The Company sold 1,180,000 shares of its common stock at $10.00 per share and raised $11.8 million in its initial public offering. Proceeds, net of brokerage commissions and other offering costs totaled approximately $11.04 million and the Bank was capitalized with $11 million of the net proceeds. The Bank is primarily engaged in the business of accepting deposits, insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public in Greenville County, South Carolina.

        The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

        During the period of organization from March 18, 2005 (inception) until May 19, 2005, the Company operated as NGCB, Inc. All activity and agreements of NGCB, Inc. were assigned to the Company at the time of the filing of an amendment to change the name of the entity. All transactions of the organizing entity are included in the financial statements of the Company.

        Until the Bank opened for business on January 30, 2006, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company. Such adjustments are included in the financial statements.

Management’s estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change include the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

        In connection with the determination of the allowances for losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        While management uses available information to recognize losses on loans and foreclosed real estate, changes in local economic conditions as well as a variety of other factors may require additions to the allowance. In addition, as an integral part of their examination process, regulatory agencies periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Risks and uncertainties

        In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

        The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations. The Bank makes loans to individuals and businesses in and around Greenville County, South Carolina for various consumer and commercial purposes. The Bank has a diversified loan portfolio. Borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Investment securities

        Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At December 31, 2006, the Company’s investment securities were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Loans receivable

        Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

        When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed. The Company identifies impaired loans through its normal internal loan review process.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2006, management has determined that the Company had no impaired loans.

Allowance for loan losses

        An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, historical loan loss experience, and a review of specific problem loans. Management also considers subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to the Company’s limited operating history, to date the provision for loan losses has been made primarily as a result of the assessment of general loan loss risk compared to banks of similar size and maturity. Due to the Company’s short operating history, the loans in the loan portfolio and the lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because the loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. Management evaluates current and future anticipated economic conditions which may affect borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Property and equipment

        Property and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Building construction in progress

        Building construction in progress includes architectural and construction costs for our permanent headquarters building. Building completion is scheduled during the first quarter of 2007, at which time these costs will be reclassified to premises, furniture and equipment.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

Income taxes

        Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

Advertising and marketing

        Marketing, promotional and other advertising costs generally are expensed when incurred.

Net loss per share

        Basic loss per share represents net loss available to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the year ended December 31, 2006, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

Stock compensation plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. The average fair value per share of warrants as of December 31, 2006 amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0% and expected lives of five years. Under SFAS No. 123(R), the effect on net loss for the period March 18, 2005 (inception) through December 31, 2005 would be additional expense of $196,725, for a pro forma net loss of $438,632, or $0.37 per share.

        In addition, the Company has adopted a stock option plan. 212,400 shares are authorized under the plan. 100,650 options to purchase common stock at $10.00 per share were granted in 2006 and 99,400 were outstanding at December 31, 2006. Shares forfeited totaled 1,250 in 2006. The options vest over a five year period from the date of grant and have a contractual term of ten years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        There were no options outstanding at December 31, 2005. At December 31, 2006, 99,400 options were outstanding at $10.00 per share. Of this total, none were vested as of December 31, 2006. The options have a weighted average remaining contractual term of approximately 9 years. Total unrecognized compensation cost related to non-vested options granted as of December 31, 2006 was $231,307, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $49,275 for the year ended December 31, 2006. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero at December 31, 2006.

        The weighted average fair value per share of options granted as of December 31, 2006 amounted to $2.82.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.45% and expected lives of seven and a half years.

Statement of cash flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Reclassifications

         Certain amounts previously reported, have been reclassified to state all periods on a comparable basis. These reclassified amounts had no impact on the Company’s retained deficit or net loss.

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

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS No. 156 will have an impact on its financial position, results of operations and cash flows.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

        Other accounting standards that have been issued or proposed by the PCAOB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 2 – INVESTMENT SECURITIES

         The amortized costs and fair values of investment securities available for sale were as follows at December 31, 2006.

	Gross Unrealized
	Amortized cost	Gains	Losses	Fair value
U. S. Government
sponsored agencies	$6,871,131	$134,084	$137,928	$6,867,287
Mortgage-backed
agencies	2,925,726	22,522	9,116	2,939,132

Total	$9,796,857	$156,606	$147,044	$9,806,419

NOTE 2 – INVESTMENT SECURITIES, continued

        The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair value of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. All investment securities in an unrealized loss position have been held by the Company for a period of less than twelve months. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        The amortized costs and fair values of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	Amortized
	cost	Fair value
Due after three but within five years	$1,495,103	$1,491,248
Due after five but within ten years	6,319,276	6,323,410
Due after ten years	1,982,478	1,991,761

Total	$9,796,857	$9,806,419

        The Company sold no investments in 2006. Accordingly, no gains or losses were recorded. At December 31, 2006, approximately $1,000,000 of investment securities were pledged as collateral to secure public entity deposits with the Bank. There were no investment securities at December 31, 2005.

NOTE 3 – LOANS

        Major loan categories and corresponding amounts outstanding at December 31, 2006 were as follows.

Real estate:
Construction and development and land	$2,003,355
Commercial	2,644,180
Residential mortgages	2,619,485
Home equity lines	1,916,581

Total real estate secured loans	$9,183,601

Commercial	4,754,119
Consumer	89,063
Deferred origination fees, net	(1,525)

Gross loans	14,025,258
Less allowance for loan losses	(210,379)

Loans, net	$13,814,879

        At December 31, 2006, the Company had no non-accrual loans or loans past-due 90 days or more. For the year ended December 31, 2006, there was no forgone interest income on non-accrual loans. At December 31, 2006, there were no loans considered impaired. At December 31, 2005, there were no loans outstanding.

        The Bank makes loans to individuals and small to medium sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. The Company has a diversified loan portfolio and the portfolio is not dependent on any specific economic segment or industry. The Company regularly monitors credit concentration based on loan purpose, collateral type, industry type and loan amounts outstanding to any one borrower. At December 31, 2006, there were no material concentrations of credit risk within the Company’s loan portfolio.

NOTE 3 – LOANS, continued

        Directors, executive officers and related parties of these groups are clients of and have transactions with the Bank in the ordinary course of business. Included in these transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates charged and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than the normal risk of collectibility.

        Related party loan activity for the year ended December 31, 2006 is shown below. Amounts are approximate.

Loans outstanding, beginning of year	$-
New loans and advances on lines of credit	1,065,000
Repayments on loans	(303,000)

Related party loans outstanding, December 31, 2006	$762,000

        At December 31, 2006, there were commitments to extend credit of approximately $247,000 to related parties.

        The amounts of fixed and variable rate loans included in the loan portfolio at December 31, 2006 were as follows.

Variable rate loans	$11,104,439
Fixed rate loans	2,920,819

Gross loans	$14,025,258

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by the provision charged to operating income and by recoveries on loans previously charged-off, and is decreased by loans deemed uncollectible and charged-off. There were no charge-offs or recoveries in 2006. The provision for loan losses was $210,379 for the year ended December 31, 2006 and -0- at December 31, 2005 as there were no loans outstanding.

NOTE 4 – PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment are shown below at December 31, 2006 and 2005.

	2006	2005
Land and land improvements	$654,610	$-
Equipment	187,321	43,732

Total property and equipment	841,931	43,732
Less: accumulated depreciation	(33,886)	(1,331)

Property and equipment, net	$808,045	$42,401

        Depreciation expense for the years ended December 31, 2006 and 2005 was $32,555 and $1,331, respectively.

        Land and land improvements totaled $654,610 at December 31, 2006 and consisted of $645,558 in land costs associated with the Company’s purchase of approximately 1.23 acres, on which to build our permanent bank headquarters, as well as $9,052 in unamortized land improvement costs associated with our temporary facility site. Land improvement costs are being expensed over the Company’s temporary facility lease term.

NOTE 5 – DEPOSITS

        The following shows the components of deposit accounts at December 31, 2006. There were no deposits outstanding at December 31, 2005.

NOTE 5 – DEPOSITS, continued

Non-interest bearing demand deposits	$1,478,051
Interest bearing checking	1,132,144
Money market and savings	8,672,490
Time deposits, less than $100,000	4,672,876
Time deposits, $100,000 and over	4,976,440

Total deposits	$20,932,001

        At December 31, 2006, the Bank had $2,026,000 in brokered time deposits outside its primary market. Interest expense on time deposits greater than $100,000 was $124,704 for the year ended December 31, 2006. Related party deposits totaled approximately $4,850,000 at December 31, 2006.

         At December 31, 2006, the scheduled maturities of certificates of deposit were as follows.

2007	$9,549,316
2008	-
2009	100,000
2010 and thereafter	-

Total	$9,649,316

NOTE 6 – BORROWINGS AND UNUSED LINES OF CREDIT

        At December 31, 2006, the Bank had a short-term line of credit with a correspondent bank to purchase a maximum of $3,900,000 in unsecured federal funds. The interest rate on borrowings under this line is the prevailing market rate for federal funds purchased. This accommodation line of credit is renewable annually, expires on January 1, 2008, and may be terminated at any time at the correspondent bank’s sole discretion. No amounts were outstanding at December 31, 2006 and 2005.

NOTE 7 – LEASES

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

NOTE 8 – INCOME TAXES

        Income tax expense for the year ended December 31, 2006 and the period March 18, 2005 (inception) through December 31, 2005 is summarized as follows:

	2006	2005
Current portion
Federal	$-	$-
State	-	-

Total current expense	-	-
Deferred expense (benefit)	(247,321)	(86,255)

Change in valuation allowance	(247,321)	(86,255)
Income tax expense	$-	$-

NOTE 8 – INCOME TAXES, continued

        The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets
Allowance for loan losses	$39,000	$-
Organization and start-up costs	107,269	86,255
Net operating loss carryforward	200,318	-

Total deferred tax assets	346,587	86,255
Less valuation allowance	333,576	86,255

	13,011	-

Deferred tax liabilities
Accrual to cash method of accounting	11,369	-
Other	1,642	-

Total deferred tax liabilities	13,011	-

Net deferred tax asset	$-	$-

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2006 and 2005, in consideration of the lack of an established earnings history, management has provided valuation allowances of 100% and 100%, respectively, to reflect its estimate of net realizable value. The net tax asset is included in the caption “other assets” on the balance sheet.

        A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2006 and 2005 to income before income taxes follows:

	2006	2005

Tax benefit at statutory rate	$(267,031)	$(86,225)
Valuation allowance	247,322	86,225
Other	19,709	-

Income tax expense	$-	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

        On January 30, 2006, the Company purchased approximately 1.23 acres on which to build its headquarters building, at the corner of Woodruff Road and Rocky Slope Road. A family partnership of one of our directors was a one-third partner in an entity which owned fifty percent of the site. The cost of the site was $614,238. Additionally, the Company incurred $31,320 for its portion of the maintenance costs of a shared storm water retention system. This same family partnership is a one-third partner in the entity which owns 100 percent of our temporary facility site. The Company leases this temporary site under a ground lease agreement for a monthly rental of $1,250.

        The law firm in which our chairman of the board is a shareholder assisted in the negotiation and preparation of our land purchase agreement and the closing of the headquarters site, as well as the negotiation of the ground lease agreement for our temporary facility site. The fees for these services totaled $6,918 for the year ended December 31, 2006.

        In the ordinary course of business, the Bank transacts loan and deposit business with directors and executive officers as well as their immediate families and business interests. This business with related parties is conducted on substantially the same terms, including interest rates and credit requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk. Refer to Notes 3 and 5 for related party loans and deposits, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

        On July 13, 2006, the Company entered into an agreement with a contractor to build the Bank’s permanent headquarters building, adjacent to our temporary banking facility site. The agreement is in the form of cost plus a fee with a negotiated guaranteed maximum price not to exceed $1,645,164. At December 31, 2006, the Company had incurred $1,327,968. The headquarters building is expected to be completed during the first quarter of 2007.

        The Bank has entered into an agreement with a core data processing provider to provide item and core processing services. The agreement has a remaining term of fifty-five months. The monthly cost of this service is based on account and activity volumes, but is expected to be no less than $10,000 per month.

        The Bank has entered into agreements with vendors to provide furniture and equipment for our permanent headquarters building. The cost of this furniture and equipment is approximately $140,000. At December 31, 2006, the Company had incurred $40,000.

        The Board of Directors has approved employment agreements with the president and chief executive officer and the executive vice president and chief financial officer. These agreements include provisions regarding term, compensation, benefits, incentive programs, stock option plans and severance and non-compete provisions.

        The Bank may become a party to litigation and claims in the normal course of business. At December 31, 2006, management believes there is no material litigation pending.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At December 31, 2006, the Bank had issued commitments to extend credit of $3,140,862 through various types of lending arrangements. Of this amount, fixed rate commitments were $115,518 and variable rate commitments were $3,025,344.

NOTE 12 – STOCK COMPENSATION PLANS

         On February 14, 2006, the Company adopted a stock option plan for the benefit of officers and employees. The Board of Directors may grant up to 212,400 options at an option price per share not less than the fair market value of the stock on the date of grant. The options granted to officers and employees vest over five years and expire 10 years from the date of grant. A summary of the status of the plan and changes for the year ended December 31, 2006 is shown below. There were no outstanding stock options at December 31, 2005.

		Weighted
		average
	Shares	exercise price
Outstanding, beginning of year	-	-
Granted	100,650	$10.00
Exercised	-	-
Forfeited	(1,250)	(10.00)

Options outstanding at December 31, 2006	99,400	$10.00

Options exercisable at December 31, 2006	-	-

Shares available for grant	113,000

NOTE 12 – STOCK COMPENSATION PLANS, continued

        Upon completion of the stock offering, the Company issued warrants to each of its organizing directors to purchase up to an additional total of 107,500 shares of common stock at $10.00 per share. These warrants were immediately vested and exercisable and expire in 2015.

NOTE 13 – REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

        The Bank is also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Banks are to maintain capital at the minimum requirement of 4%.

        As of December 31, 2006, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category. The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2006.

					To be well capitalized
			For capital adequacy		under prompt corrective
			purposes		action provisions
	Actual		Minimum		Minimum

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk
weighted assets	$10,232,000	54.61%	$1,499,000	8.00%	$1,874,000	10.00%
Tier 1 capital to risk
weighted assets	10,022,000	53.49	749,000	4.00	1,124,220	6.00
Tier 1 capital to average
assets (leverage ratio)	10,022,000	36.52	1,098,000	4.00	1,372,100	5.00

        The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

NOTE 14 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

        The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to the Company in the form of cash dividends, loans, or advances. As a South Carolina state bank, the Bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.

NOTE 14 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES, continued

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

        Fair value approximates carrying value for cash and due from banks and federal funds sold due to the short-term nature of the instrument. Investment securities are valued at fair market values.

        Fair value for variable rate loans that reprice frequently and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

        Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts with a maturity within one year are valued at their carrying value. The fair value of certificate of deposit accounts with a maturity after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

        The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

        The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$552,972	$552,972	$34,271	$34,271
Federal funds sold	4,991,000	4,991,000	10,695,000	10,695,000
Investment securities available for sale	9,806,419	9,806,419	-	-
Loans, net	13,814,879	13,621,498	-	-

Financial liabilities:
Deposits	20,932,001	20,934,476	-	-

NOTE 16 – PARENT COMPANY FINANCIAL INFORMATION

        Following is condensed financial information of BankGreenville Financial Corporation (parent company only). 2005 is not presented as the consolidated financial statements at December 31, 2005 and for the period then ended equaled the parent only:

NOTE 16 – PARENT COMPANY FINANCIAL INFORMATION, continued

Condensed Balance Sheet
December 31, 2006

Assets:
Cash and cash equivalents	$35,287
Investment in subsidiary bank	9,982,270
Due from subsidiary bank	49,275

Total assets	$10,066,832

Liabilities and shareholders' equity:
Shareholders' equity	$10,066,832

Condensed Statement of Operations
For the year ended December 31, 2006

Payment from subsidiary bank for organizational costs	$	$ 241,907

Equity in undistributed net loss of subsidiary bank		(1,027,292)

Net loss		$(785,385)

Condensed Statement of Cash Flows
For the year ended December 31, 2006

Operating activities
Net loss	$(785,385)
Adjustments to reconcile net loss to net cash
provided by operating activities
Equity in undistributed net loss of
subsidiary bank	1,027,292
Decrease in other assets	209,538
Decrease in accrued expenses	(145,703)

Net cash provided by operating activities	305,742

Investing activities
Investment in subsidiary bank	(11,000,000)
Due from subsidiary bank	(49,275)

Net cash used in investing activities	(11,049,275)

Financing activities
Increase in net proceeds from offering
due to adjustment of stock offering costs	274
Stock based compensation	49,275

Net cash provided by financing activities	49,549

Decrease in cash and cash equivalents	(10,693,984)
Cash and cash equivalents, beginning of
year	10,729,271

Cash and cash equivalents, end of year	$35,287

Schedule of non-cash transactions
Unrealized gain on investment securities, no tax	$9,562

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.   Other Information

       None.

Part III

Item 9.   Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section
16(a) of the Exchange Act

        The following sets forth information regarding our executive officers and directors. Our bylaws provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class II at the 2007 annual meeting of shareholders, Class III at the 2008 annual meeting of shareholders and Class I at the 2009 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held

Jeffrey L. Dezen	51	2005	2009	Director
Roger H. Gower	55	2005	2009	Director
Frank B. Halter, Jr	51	2005	2009	Director
R. Bruce Harman	52	2005	2007	Director
Arthur L. Howson, Jr	55	2005	2007	Chairman of the Board, Director
Paula S. King	46	2005	2007	Chief Financial Officer, Director
Jonathan T. McClure	47	2005	2008	Director
David A. Merline, Jr	48	2005	2008	Director
William H. Pelham	52	2005	2008	Director
Russel T. Williams	46	2005	2008	Chief Executive Officer, Director

        Jeffrey L. Dezen, 51, Class I director, has been president of Jeff Dezen Public Relations, a marketing and communications consulting firm in Greenville, South Carolina which provides public relations counsel to a diverse group of national and regional corporations, since 1991. Mr. Dezen’s experience includes sports and manufacturing sectors, professional services, the health care, not-for-profit and hospitality markets, as well as retail and business-to-business channels. He earned a B.A. from Dickinson College and a Masters degree in English at Pennsylvania State University. In addition to having held faculty positions at several universities, including Clemson University and Frostburg State University, Mr. Dezen serves on the board of directors of The Alliance for Quality Education, the Greater Greenville YMCA board and serves on the Greenville Technical College Marketing Advisory board. He is past-president of Greenville High School’s Parent-Teacher Association. Mr. Dezen has been a Greenville resident since 1985.

        Roger H. Gower, 55, Class I director, is a fifth generation native Greenvillian who returned to Greenville to join Greenville Ob-Gyn Associates in 1982 after graduating from Emory University with a B.A. in chemistry in 1973 and a medical degree from the Medical University of South Carolina in 1977. Dr. Gower was certified by the American College of Ob-Gyn in 1982 and has been annually recertified since 1999. He has been active in medical staff services with the Greenville Hospital System as chairman of planning, medical staff president and chairman of credentialing, as well as serving on the boards of the Greenville Health Corporation and the Physician Hospital Organization. Professionally, he is a fellow of the American College of Ob-Gyn, a member of the American Medical Association, South Carolina and Greenville County medical societies and the South Atlantic Society of Ob-Gyn. He serves as the physician manager of Greenville Ob-Gyn Associates, an eight-doctor group. In the community, he has been involved with the Rotary Club, Westminster Presbyterian Church, the United Way, the American Red Cross and the Greenville County Historical Society, serving on the latter two boards.

        Frank B. Halter, Jr., 51, Class I director, a third-generation Greenvillian and Realtor, has served as president of Coldwell Banker Caine Residential, a real estate brokerage company, since 1999. He manages that company’s residential, relocation and property management and new homes groups. Mr. Halter received his B.S. in finance from the University of South Carolina and has earned the Graduate Realtors Institute and the Certified Real Estate Broker designations from the National Association of Realtors. Mr. Halter is a member of the South Carolina Association of Realtors board of directors, and is president of the Greenville Downtown Business Association. He is a member of the City Board of Zoning Appeals, of the Greater Greenville Chamber of Commerce Board of Governors and a director of the Greenville Convention and Visitor’s Bureau (CVB). He also serves on the Greenville Hospital System Advisory

Board. Mr. Halter is a past director of the Greater Greenville Association of Realtors, past president of the Association’s Multiple Listing Service, and past chairman of the Association’s Professional Standards Committee.

         R. Bruce Harman, 52, Class II director and Audit Committee Chairman, has been employed in various positions since 1986 with R. L. Kunz, Inc., a manufacturer’s representative for industrial and commercial air handling equipment, and has served as president of the company since 2001. Mr. Harman is also a shareholder in the company and is corporate secretary. He attended Clemson University on a basketball scholarship and graduated in 1976 with a B.S. degree in administrative management. In 1979, Mr. Harman obtained an M.B.A. degree in management and marketing from Concordia University in Montreal, Quebec. Since 1986, Mr. Harman has been a licensed certified public accountant in the state of South Carolina and is a member of the American Institute of Certified Public Accountants and the South Carolina Association of Certified Public Accountants.

        Arthur L. Howson, Jr., 55, Class II director and chairman of our board, is a shareholder of Gallivan, White & Boyd, P.A., where he has practiced since 1981, specializing in real estate, banking, and corporate law. He is a member of the South Carolina Bar, the Greenville County Bar, and the American Bar Association. Mr. Howson received an A.B. degree in History from the University of North Carolina at Chapel Hill in 1973 and a J.D. degree from the University of South Carolina School of Law in 1976. While in law school, Mr. Howson was a member of the Order of Wig and Robe. He was admitted to practice law in the State of South Carolina in 1976. Mr. Howson has been active in the community through business, civic, and church activities. He has served as president of Senior Action, Inc., the Greenville Chorale, and Greenville Friends of the Zoo and has served as a member of the board of directors of Gateway House, Inc. He is a member of Westminster Presbyterian Church, where he has served as an elder and has sung in the Sanctuary Choir since 1981. He is also a member of the Real Estate Economic Development Committee of the Greenville Chamber of Commerce.

        Paula S. King, CPA, 46, Class II director, is our executive vice president and chief financial officer. Ms. King, a Greenville native, began her career in the financial services industry in 1986 as vice president of Shelter Mortgage and Investment Company, a commercial mortgage loan brokerage firm. She began her banking career in 1992 as senior vice president and controller of Greenville National Bank and served in that capacity until the bank’s acquisition by Regions Bank in 1999. In 1999, Ms. King became the senior vice president and chief financial officer of New Commerce Bank, serving in this role from the bank’s start-up until 2002. From 2002 until 2003, Ms. King was a consultant for de novo banks, providing board and senior management training. Most recently she was employed in the banking group of Elliott Davis, LLC from 2004 until she began organizing efforts for our bank in February 2005. Ms. King is a 1982 graduate of Furman University with a B.A. in accounting and business administration and is a member of the South Carolina Association of Certified Public Accountants and American Institute of CPAs. She has attended the AICPA National Banking School at the University of Virginia. Ms. King has served on the South Carolina Bankers Association’s (SCBA) Asset-Liability committee and is a past chairman of the SCBA Operations committee and past chairman of the board of Junior Achievement of Greenville. She serves on the Greenville United Way Helping Youth Succeed Impact Council and Evaluation Committee.

        Jonathan T. McClure, 47, Class III director, is a Greenville native and founder and chief executive officer of ISO Poly Films, Inc., a plastic films provider founded in 1998 and located in Gray Court, South Carolina. Mr. McClure attended Liberty University from 1979 to 1981 and received his B.S. degree in business administration in 1983 from the University of South Carolina Upstate. In 2001 and 2002, Mr. McClure was named Ernst & Young’s South Carolina Entrepreneur of the Year and in 2002 was elected to the E&Y Entrepreneur Hall of Fame. Mr. McClure’s company was recognized by Entrepreneur Magazine and Dun & Bradstreet as one of the “Hot 100” Small Businesses in the United States from 1999 to 2001. In 2002, then-Governor Jim Hodges named Mr. McClure as an economic ambassador for South Carolina. Mr. McClure received the Silver Crescent Award for Manufacturing Excellence & Manufacturer of the Year in 2003 and his company was named one of the “Top 25 Fastest Growing Companies” in South Carolina in 2002. He has made numerous presentations to the Darla Moore School of Business of the University of South Carolina, the Clemson University School of Business, and the Kenan-Flagler Business School at the University of North Carolina. Mr. McClure is president of the board of directors of the Boys Home of the South and serves on the board of the Laurens County Chamber of Commerce.

        David A. Merline, Jr., 48, Class III director, is a shareholder and the president of Merline & Meacham, P.A. where he has practiced law since 1984. He is a certified specialist in the fields of both taxation law and estate planning/probate law by the Supreme Court of South Carolina. He is listed in the book The Best Lawyers in America in the following three fields: employee benefits law, taxation law, and trusts and estates law. Mr. Merline received his

B.A. degree, magna cum laude, from Furman University, his J.D. degree from the University of South Carolina School of Law, and his Master of Laws In Taxation degree from the University of Miami School of Law. He is a Fellow of the American College of Trust and Estate Counsel. He is a past chairman of the South Carolina Estate Planning and Probate Law Specialization Advisory Board and a past member of the board of directors of the University of South Carolina Law School Association. He is a past president of the Greenville County Taxation, Estate Planning, Probate and Trust Law Section, and the Greenville Young Lawyers Association. Mr. Merline is the author of numerous articles and co-author of two books: South Carolina Limited Liability Companies & Limited Liability Partnerships, South Carolina Bar CLE Division (3d Ed. 2000), and South Carolina Corporate Practice Manual, South Carolina Bar CLE Division (2d Ed. 2005). He is a member of Buncombe Street United Methodist Church and the Rotary Club of Greenville and coaches and serves on the board of directors of Greenville Little League.

        William H. Pelham, 52, Class III director, is a Greenville native who has been the owner and president of Pelham Architects, L.L.C. since its founding in 1983. The architectural firm specializes in residential projects, including new houses, renovations and additions, and historic preservation. Mr. Pelham, a registered architect, graduated from Clemson University in 1977 with a B.A. degree in pre-architecture and in 1981 with a masters degree in architecture. Mr. Pelham is a partner in RPM Partnership LLP, a downtown property owner, and on the board of directors of Central Realty Corporation, Central Associates, LP, and CI, Inc. Mr. Pelham currently serves as chair of the Christ Church Episcopal School Annual Fund, on the City of Greenville’s Art in Public Places Commission, and as president of the Board of Governors of the Poinsett Club. He is a past member and chair of the City of Greenville’s Zoning Adjustments and Appeals board, former chair and member of the Poinsett Club Building & Grounds committee, and former member of the Poinsett Club membership committee. His involvement with the Warehouse Theatre includes serving as president and as chair of the director search and building committees. Mr. Pelham is a member of AIA Greenville, SC/AIA, the American Institute of Architects, the National Trust for Historic Preservation, Upstate Forever, the Greater Greenville Chamber of Commerce, the Better Business Bureau, and Buncombe Street United Methodist Church.

        Russel T. Williams, 46, Class III director, is our president and chief executive officer. From 2001 to 2005 Mr. Williams served as senior vice president, Commercial Lending with Palmetto Bank, a $900 million Upstate-based community bank. Mr. Williams began his career with The C&S National Bank of South Carolina in 1985 and has served in positions of increasing responsibility in the commercial lending and credit administration areas of several other South Carolina financial institutions. His background includes service as a commercial lender with Carolina First, Greenville Area Executive with NBSC, and chief credit officer with New Commerce Bank. Mr. Williams also has five years of experience as a senior lender and manager in the government guaranteed small business lending industry. Mr. Williams is a 1983 graduate of Davidson College, a 1985 graduate of the University of Tennessee M.B.A. program, and a 1992 graduate “with honors” from the American Banker’s Association Stonier Graduate School of Banking. He is a graduate of Leadership Greenville Class XVIII. Mr. Williams serves on the Greenville United Way Impact Council for Strengthening Families and Neighborhoods. He has served as past board president of The Juvenile Diabetes Research Foundation-Upstate South Carolina Chapter and the Speech, Hearing and Learning Center, and is a past member of the board of the Internal Medicine Associates Patient Care Center. Mr. Williams has been active in the South Carolina Bankers Association, having served as a board member of the SCBA Young Bankers Division and a member of the SCBA Credit Committee. Mr. Williams has been a Greenville resident for 21 years.

One of our organizers and directors, Robert L. Kunz, passed away in February 2007. We have not decided whether or when to fill his vacancy on the board, and for the time being we have reduced the size of the board from 11 to 10 directors.

Audit Committee

        The company’s board of directors has appointed a number of committees, including audit, compensation, corporate governance and nominating, and asset-liability committees. Information about the audit committee is provided in this section. See the discussion under Item 12 below for information on the other committees.

        The audit committee is composed of Mr. Harman, Mr. McClure, Mr. Merline and Mr. Pelham. Each of these members is considered “independent” under Rule 4350 of the National Association of Securities Dealers’ listing standards. The audit committee met four times in 2006.

        The Board of Directors has determined that Mr. Harman is an “audit committee financial expert” as defined in Item 401(e)(2) of the SEC’s Regulation S-B. Mr. Harman is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Additionally, the board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

        The audit committee has the responsibility for reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

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

Code of Ethics

        We have adopted a Code of Ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions and all other employees. The Code of Ethics is available without charge to shareholders upon request. Shareholders may contact Ms. Paula S. King, BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606, to obtain a copy.

Item 10.   Executive Compensation

        The following table shows the cash compensation we paid to our two executive officers for the year ended December 31, 2006.

Summary Compensation Table

							Non-	Non-
							equity	qualified
							incentive	deferred	All
Name and							plan	compen-	other
Principal Position				Stock	Option		compen-	sation	compen-
	Year	Salary	Bonus	awards	awards		sation	earnings	sation	Total
Russel T. Williams	2006	$108,750	$-	$-	$23,321	(1)	$-	$-	$13,822 (2)	$145,893
Chief Executive
Officer
Paula S. King	2006	104,917	-	-	23,321	(1)	-	-	10,645 (3)	138,883
Chief Financial
Officer

(1)

On February 14, 2006, each of our named executive officers was granted stock options for 47,200 shares of common stock exercisable at $10.00 per share. The options vest at 20% per year over a five-year vesting period. The options must be exercised within ten years from the grant date. There were no forfeitures during 2006. Refer to Note 1, “stock compensation plans” in the Notes to Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the option awards

(2)	Includes car allowance of $7,754, club dues of $5,555 and insurance premiums of $513
(3)	Includes car allowance of $5,538, and insurance premiums of $5,107

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

Outstanding Equity Awards at Fiscal Year-End

Option awards:

			Equity
			incentive
			plan
			awards:
	Number of	Number of	number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options	options	unearned	exercise	expiration
Name	exercisable	unexercisable	options	price	date
Russel T. Williams	-	47,200	-	$10.00	2016
Paula S. King	-	47,200	-	10.00	2016
W. Curtis Rush	-	5,000	-	10.00	2016

There were no stock awards granted as of December 31, 2006, so corresponding table headings have been deleted. All options were granted on February 14, 2006 and vest at 20% per year over a five-year vesting period.

Director Compensation

Change in
pension value
and
	Fees				nonqualified
	earned or	Stock		Non-equity	deferred
	paid in	warrant	Option	incentive plan	compensation	All other
Name	cash	awards	awards	compensation	earnings	compensation	Total
Jeffrey L. Dezen, Roger H
Gower, R. Bruce Harman,
Arthur L. Howson, Jr., Paula
S. King, Jonathan T. McClure,
David A. Merline, Jr.,
William H. Pelham, Russel T
Williams (1)	$-	$-	$-	$-	$-	$-	$-

Frank B. Halter, Jr.(2)	-	-	-	-	-	-	-

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2006. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

        In December 2005, each of our organizers, all of whom also serve as directors, received for no additional consideration, a warrant to purchase three shares of common stock for $10.00 per share for every four shares they purchased in the offering, up to a maximum of 10,000 shares per organizer. These warrants vested immediately upon the closing of the offering in December 2005, as they were issued in recognition of the financial risk and efforts undertaken by the organizers in organizing the bank. Therefore, no compensation related to stock warrants is shown for 2006. The warrants are represented by separate warrant agreements and they are exercisable in whole or in part during the 10 year period following that date. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

(1)    Each director listed in this group received warrants for 10,000 shares exercisable at $10.00 per share
(2)    Mr. Halter received warrants for 7,500 shares exercisable at $10.00 per share

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 9, 2007. Unless otherwise indicated, the address of each beneficial owner is c/o BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606.

	Number of			% of
	Shares		Right to	Beneficial
Name	Owned (1)		Acquire (2)	Ownership (3)
Jeffrey L. Dezen	15,000		10,000	2.1%
Roger H. Gower	20,000		10,000	2.5%
Frank B. Halter, Jr	10,000	(5)	7,500	1.5%
R. Bruce Harman	24,500	(4)	20,000 (4)	3.7%
Arthur L. Howson, Jr	13,500	(6)	10,000	2.0%
Paula S. King	18,100	(7)	19,440	3.1%
Jonathan T. McClure	13,400	(8)	10,000	2.0%
David A. Merline, Jr	15,000		10,000	2.1%
William H. Pelham	20,000		10,000	2.5%
Russel T. Williams	25,000	(9)	19,440	3.7%
All executive officers and directors
(10 persons)	174,500		126,380	23.0%

_________________
*Indicates less than 1% ownership.

(1)

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of March 9, 2007 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,180,000 shares of common stock outstanding on March 9, 2007.

(4)

Mr. Harman’s number of shares owned includes 1,000 shares and his shares in the “Right to Acquire” column include warrants for 10,000 shares held in the estate of deceased director Robert L. Kunz. Mr. Harman is personal representative of Mr. Kunz’s estate and has the right to vote the 1,000 shares of stock owned by the estate. The estate has one year from Mr. Kunz’s death to exercise the stock warrants.

(5)	Mr. Halter has 10,000 shares of stock pledged as security on indebtedness to another bank.
(6)	Mr. Howson has 13,500 shares of stock pledged as security on indebtedness to another bank
(7)	Ms. King has 10,300 shares of stock pledged as security on indebtedness to another bank.
(8)	Mr. McClure has 13,400 shares of stock pledged as security on indebtedness to another bank.
(9)	Mr. Williams has 12,500 shares of stock pledged as security on indebtedness to another bank.

The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	available for future
	outstanding stock	stock options	issuance under equity
Plan Category	options and warrants	and warrants	compensation plans
Equity compensation plans
approved by security holders	99,400	$10.00	113,000

Equity compensation plans
not approved by security
holders	107,500	10.00	-

        Each of our organizing directors received, for no additional consideration, a warrant to purchase three shares of common stock for each four shares purchased in our initial public offering, up to a maximum of 10,000 shares, at a price of $10.00 per share. The warrants are represented by separate warrant agreements. All warrants vested immediately upon closing of the offering, and are exercisable in whole or in part during the ten-year period following this date. The warrants may not be assigned, pledged, or hypothecated in any way. The 107,500 shares issued pursuant to the warrant agreements are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

        On February 14, 2006, our board adopted a stock incentive plan and authorized the issuance of 212,400 shares under the stock incentive plan. We also authorized and issued stock options to several employees at $10.00 per share. The stock incentive plan was approved by our shareholders at our 2006 annual meeting and is a qualified stock incentive plan. All of the options we have issued to date have a ten year exercise period and a five year vesting period. We will not issue stock options at less than the fair market value of the common stock on the date of grant.

Item 12.   Certain Relationships and Related Transactions, and Director Independence.

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not believe that these transactions involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. All of our transactions with our affiliates are on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

        We purchased approximately 1.23 acres, on which to build our permanent headquarters building on January 30, 2006. A family partnership of one of our directors is a one-third partner in an entity, which owned fifty percent of the property. The purchase price of the property was $614,238, and we obtained an MAI appraisal, which values the property at $655,000. Additionally, we entered into a six-month ground lease on our temporary facility site in January 2006. A family partnership of one of our directors is a one-third partner in an entity, which owns 100 percent of this site. Ground lease payments are $1,250 per month. One of our organizers and chairman of our board is a shareholder in a local law firm, which assisted in the negotiation and preparation of our land purchase agreement and closing on our headquarters site. The firm also negotiated the ground lease agreement for our temporary modular banking facility site. The fee for these services totaled $6,918 for the year ended December 31, 2006.

        One of our organizers is the owner and president of Jeff Dezen Public Relations, a marketing and public relations firm, and has assisted us with our press releases and media relations to date. Expenses incurred through December 31, 2005 totaled $2,000 and -0- for the year ended December 31, 2006.

        Our board of directors has determined that, with the exception of Mr. Williams and Ms. King, who also serve as executive officers of the company, all of our directors are considered “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether its directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-B.

        Our board of directors has created an audit committee, a nominating committee and a compensation committee of the board. The members of each of these committee is “independent” as contemplated in the listing standards of The NASDAQ Stock Market.

        Our compensation committee is composed of Mr. Dezen, Mr. Gower, Mr. McClure, and Mr. Merline. The compensation committee has the responsibility of annually reviewing the performance of our executive officers and approving the specific compensation for all executive officers. The company does not use a third party consultant to assist in determining or recommending the amount or form of executive officer compensation, but does receive input on compensation amounts from its executive officers. The committee is also responsible for reviewing all benefit plans initially as well as any significant changes to our benefit plans.

        The corporate governance and nominating committee includes Mr. Gower, Mr. Halter, Mr. Howson and Mr. Merline. This committee considers whether to recommend to the Board the nomination of those directors for re-election for another term of service. The nominating committee also considers whether to recommend to the Board the nomination of persons to serve as directors whose nominations have been recommended by shareholders.

        Any shareholder may recommend the nomination of any person to serve on the Board. Our bylaws require a shareholder to submit the name of the person to our secretary in writing no later than (i) with respect to an election to be held at an annual meeting of shareholders, 90 days in advance of such meeting; and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, no more than seven days after notice of the special meeting is given to shareholders. Each notice must set forth: (i) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder is a holder of record of stock of the company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (v) the consent of each nominee to serve as a director of the company if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

        The nominating committee considers a number of factors in determining whether to recommend to the Board the nomination of any person for election as a director. While no single factor is determinative, the committee considers skills and business background, ability to devote the requisite time to service, reputation in the community, character and integrity, and actual and potential conflicts of interest.

        In addition to the above factors, in determining whether to nominate any person for election by the shareholders, the Board assesses the appropriate size of the Board of Directors, consistent with the bylaws of the company, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates for director recommended by the nominating committee. Candidates may come to the attention of the nominating committee or Board through a variety of sources including, but not limited to, current members of the Board, shareholders, or other persons. The nominating committee and Board of Directors consider properly submitted recommendations by shareholders who are not directors, officers, or employees of the company on the same basis as candidates recommended by any other person.

        The company does not pay a third party to assist in identifying and evaluating candidates.

        The asset-liability committee is composed of Mr. Gower, Mr. Harman, Mr. Howson, Ms. King, and Mr. Williams. The asset-liability committee met four times in 2006. The asset-liability committee has the responsibility of reviewing the asset-liability management policy, investment policy, and the bank’s asset/liability structure.

Item 13.   Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File
No. 333-127409).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-127409).

4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporation's Articles of
Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127409).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-127409).

10.1	Employment Agreement between BankGreenville Financial Corporation. and Russel T. Williams
dated July 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2,
File No. 333-127409).*

10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated
July 1, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File
No. 333-127409).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's
Form SB-2, File No. 333-127409).

10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial
Corporation, dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the
Company's Form SB-2, File No. 333-127409).

10.5	BankGreenville Financial Corporation 2006 Stock Incentive Plan and Form of Option Agreement
(incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the period ended December 31, 2005).*

10.6	Contract for Ground Lease with Option to Purchase Real Property dated June 3, 2005
(incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the period ended December 31, 2005).

10.7	Ground Lease for temporary headquarters location dated January 6, 2006 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the period ended December 31,
2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_________________
*        Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        Elliott Davis, LLC was our auditor during the fiscal year ended December 31, 2006. The following table shows the fees that we incurred for services performed in fiscal year ended December 31, 2006 and 2005.

	2006	2005

Audit fees	$26,500	$2,500
Audit-related fees	500	6,615
Tax fees	2,400	1,500

Total	$29,400	$10,615

        Audit Fees. This category includes the aggregate fees billed or accrued for professional services rendered by the independent auditors during the company’s 2006 and 2005 fiscal years for the audits of our annual financial statements in 2006 and 2005 and reports on Form 10-QSB in 2006 and Form SB-2 in 2005.

        Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees. These services related to the audit of the development stage financial statements and procedures related to SEC filing of Form SB-2 in connection with the company’s registration statement as well as the issuance of a comfort letter in conjunction with a firm commitment underwriting of the initial public offering.

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

BANKGREENVILLE FINANCIAL CORPORATION

Date: March 30, 2007	By: /s/ Russel T. Williams
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

Signature	Title	Date
/s/ Jeffrey L. Dezen	Director	March 30, 2007
Jeffrey L. Dezen
/s/ Roger H. Gower	Director	March 30, 2007
Roger H. Gower
/s/ Frank B. Halter, Jr.	Director	March 30, 2007
Frank B. Halter, Jr.
/s/ R. Bruce Harman	Director	March 30, 2007
R. Bruce Harman
/s/ Arthur L. Howson, Jr.	Chairman of the Board of Directors	March 30, 2007
Arthur L. Howson, Jr.
/s/ Paula S. King	Director, Executive Vice President and	March 30, 2007
Paula S. King	Chief Financial Officer
/s/ Jonathan T. McClure	Director	March 30, 2007
Jonathan T. McClure
/s/ David A. Merline, Jr.	Director	March 30, 2007
David A. Merline, Jr.
/s/ William H. Pelham	Director	March 30, 2007
William H. Pelham
/s/ Russel T. Williams	Director, President and Chief	March 30, 2007
Russel T. Williams	Executive Officer

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File
No. 333-127409).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-127409).

4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporation's Articles of
Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127409).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-127409).

10.1	Employment Agreement between BankGreenville Financial Corporation. and Russel T. Williams
dated July 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2,
File No. 333-127409).*

10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated
July 1, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File
No. 333-127409).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's
Form SB-2, File No. 333-127409).

10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial
Corporation, dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the
Company's Form SB-2, File No. 333-127409).

10.5	BankGreenville Financial Corporation 2006 Stock Incentive Plan and Form of Option Agreement
(incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the period ended December 31, 2005).*

10.6	Contract for Ground Lease with Option to Purchase Real Property dated June 3, 2005
(incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the period ended December 31, 2005).

10.7	Ground Lease for temporary headquarters location dated January 6, 2006 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the period ended December 31,
2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.