Form 10QSB
period 2007-03-31
BankGreenville Financial CORP
filed 2007-05-14
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

1,180,000 shares of common stock, no par value, outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (check one)     Yes        No

BANKGREENVILLE FINANCIAL CORPORATION

INDEX

Part I – Financial Information

Item 1.         Financial Statements
Item 2.         Management’s Discussion and Analysis or Plan of Operation
Item 3.         Controls and Procedures

Part II – Other Information

Item 1.         Legal Proceedings
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.         Default Upon Senior Securities
Item 4.         Submission of Matters to a Vote of Security Holders
Item 5.         Other Information
Item 6.         Exhibits

SIGNATURES

EXHIBIT INDEX

Exhibit 31.1         Rule 15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2         Rule 15d-14(a) Certification of the Principal Financial Officer

Exhibit 32            Section 1350 Certifications

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$595,823	$552,972
Federal funds sold	5,936,000	4,991,000

Total cash and cash equivalents	6,531,823	5,543,972
Investment securities available for sale	10,855,943	9,806,419
Loans, net	15,710,132	13,814,879
Property and equipment, net	2,407,489	808,045
Building construction in progress	-	1,327,968
Accrued interest receivable	222,097	187,439
Other assets	138,623	167,987

Total assets	$35,866,107	$31,656,709

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$2,014,268	$1,478,051
Interest bearing	23,640,351	19,453,950

Total deposits	25,654,619	20,932,001
Accrued interest on deposits	153,223	148,499
Accounts payable and accrued liabilities	116,606	509,377

Total liabilities	25,924,448	21,589,877

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
March 31, 2007 and December 31, 2006	11,098,590	11,084,562
Accumulated other comprehensive income	3,256	9,562
Retained deficit	(1,160,187)	(1,027,292)

Total shareholders' equity	9,941,659	10,066,832

Total liabilities and shareholders' equity	$35,866,107	$31,656,709

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations
For the Three Months Ended
(Unaudited)

	March 31, 2007	March 31, 2006
Interest income
Loans and fees	$306,388	$12,988
Investment securities	150,177	5,997
Federal funds sold	52,279	113,882

Total interest income	508,844	132,867

Interest on deposits	223,492	17,291

Net interest income	285,352	115,576

Provision for loan loss	36,000	41,620

Net interest income after provision for loan losses	249,352	73,956

Noninterest income	13,727	2,098

Noninterest expense
Compensation and employee benefits	202,673	162,848
Occupancy and equipment	47,981	77,400
Data processing and related costs	44,269	10,100
Marketing, advertising and shareholder communications	10,914	16,402
Legal and audit	16,063	13,019
Other professional fees	34,410	-
Supplies, postage and telephone	8,011	23,182
Insurance	4,727	2,637
Credit related expenses	6,898	-
Courier and armored carrier service	4,595	-
Regulatory fees and FDIC insurance	4,370	-
Other	11,063	16,020

Total noninterest expense	395,974	321,608

Loss before income tax benefit	(132,895)	(245,554)

Income tax provision (benefit)	-	-

Net loss	$(132,895)	$(245,554)

Basic and diluted loss per common share	$(0.11)	$(0.21)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Loss
(Unaudited)

			Accumulated
			other		Total
	Common stock		comprehensive	Retained	shareholders’
	Shares	Amount	income (loss)	deficit	equity

Balance, December 31, 2005
(Development stage enterprise)	1,180,000	$11,035,013	$-	$(241,907)	$10,793,106

Adjustment of 2005 accrued
offering expenses to actual	-	274	-	-	274

Comprehensive loss:

Net loss for the three months
ended March 31, 2006	-	-	-	(245,554)	(245,554)

Unrealized losses on investment
securities available for sale, no
tax effect	-	-	(4,739)	-	(4,739)

Total comprehensive loss	-	-	-	-	(250,293)

Balance, March 31, 2006	1,180,000	$11,035,287	$(4,739)	$(487,461)	$10,543,087

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

Stock compensation expense		14,028			14,028

Comprehensive loss:

Net loss	-	-	-	(132,895)	(132,895))

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(6,306)	-	(6,306)

Total comprehensive loss	-	-	-	-	(139,201)

Balance, March 31, 2007	1,180,000	$11,098,590	$3,256	$(1,160,187)	$9,941,659

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Three Months Ended
(Unaudited)

	March 31, 2007	March 31, 2006
Operating activities
Net loss	$(132,895)	$(245,554)
Provision for loan losses	36,000	41,620
Stock compensation expense	14,028	-
Depreciation	9,369	5,259
Accretion of discounts on investment securities, net	(1,034)	(93)
Increase in interest receivable	(34,658)	(2,442)
Decrease in other assets	29,364	(116,340)
Increase in accrued interest payable on deposits	4,724	-
Decrease in accounts payable and accrued liabilities	(392,771)	(128,512)

Net cash used by operating activities	(467,873)	(446,062)

Investing activities
Increase in loans, net	(1,931,253)	(2,774,691)
Purchase of investment securities available for sale	(1,162,202)	(1,497,029)
Proceeds from principal paydowns on mortgage-backed
securities	107,406	-
Purchase of property and equipment	(1,608,813)	(823,490)
Building construction in progress	1,327,968	-

Net cash used for investing activities	(3,266,894)	(5,095,210)

Financing activities
Net increase in common stock due to adjustment in stock
offering costs	-	274
Increase in deposits, net	1,045,066	3,740,277
Increase in certificates of deposit, net	3,677,552	1,787,278

Net cash provided by financing activities	4,722,618	5,527,829

Net increase (decrease) in cash and cash equivalents	987,851	(13,443)
Cash and cash equivalents, beginning of period	5,543,972	10,729,271

Cash and cash equivalents, end of period	$6,531,823	$10,715,828

Supplemental information
Cash paid for:
Interest	$218,768	$10,988

Schedule of non-cash transactions:
Change in unrealized gains (losses) on investment
securities, no income tax	$(6,306)	$(4,739)

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

Basis of presentation

                The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

        Until the Bank opened for business on January 30, 2006, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as we devoted substantially all of our efforts to establishing a new business. The comparison of the quarters ended March 31, 2007 and March 31, 2006 in “Management’s Discussion and Analysis or Plan of Operation” should be read in light of the fact that the quarter ended March 31, 2006 included approximately two months of bank operations and for the period January 1, 2006 to January 30, 2006, the Company was devoted to pre-opening activities.

        The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the Company’s significant accounting policies is included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2006 as filed with the Securities and Exchange Commission. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

        Basic loss per share represents net loss available to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters ended March 31, 2007 and 2006, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

Stock Compensation Plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. The average fair value per share of warrants as of March 31, 2007 amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0% and expected lives of five years.

        In addition, during 2006, the Company adopted a stock option plan. 212,400 shares are authorized under the plan. 100,650 options to purchase common stock at $10.00 per share were granted in 2006 and 1,250 shares were forfeited. No options were granted during the period ended March 31, 2007, and 99,400 options were outstanding at March 31, 2007. The options vest over a five year period from the date of grant and have a contractual term of ten years.

        On January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. Previously, stock option plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, the Company would not have recognized compensation cost for stock options because the option exercise price in its plan equals the market price on the date of grant. In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the grant date for all new stock options granted and for any outstanding unvested awards, applying the fair value method to those awards as of the date of grant, and is expensed over the employee’s requisite service period.

        At March 31, 2007, 99,400 options were outstanding at $10.00 per share. Of this total, 19,880 options were vested as of March 31, 2007. The options have a weighted average remaining contractual term of approximately 8.75 years. Total unrecognized compensation cost related to non-vested options granted as of March 31, 2007 was $217,279, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $14,028 for the quarter ended March 31, 2007. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero at March 31, 2007.

        The weighted average fair value per share of options granted as of March 31, 2007 amounted to $2.82.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.45% and expected lives of seven and a half years.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities

                Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At March 31, 2007, the Company’s investment securities were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report and in our 2006 Form 10-KSB.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	our ability to control costs, expenses and loan delinquency rates;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the lack of seasoning of our loan portfolio;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        Our bank opened for business on January 30, 2006. Therefore, the quarter ended March 31, 2006 included approximately two months of bank operations and the comparison of the quarters ended March 31, 2007 and 2006 should be read in that context. From January 1 to January 30, 2006, we were engaged in pre-opening activities, the pursuit of approvals from the FDIC and South Carolina Board of Financial Institutions for our application to charter the bank and the pursuit of approvals from the Federal Reserve to become a bank holding company.

        Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits, also known as net interest margin. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as net interest spread.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        This discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006, as filed on our annual report on Form 10-KSB.

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

Results of Operations

General

        Our net loss for the quarter ended March 31, 2007 was $132,895, or $0.11 per share compared to a net loss of $245,554, or $0.21 per share for the period ended March 31, 2006. Included in our net loss for the quarter ended March 31, 2006 was $48,502 in pre-opening expenses for the period January 1, 2006 to January 30, 2006, as our bank opened for business on January 30, 2006, and the quarter ended March 31, 2006 only included approximately two months of bank operations. These pre-opening costs were expensed when incurred in accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

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

        Net interest income was $285,352 for the quarter ended March 31, 2007, compared to $115,576 for the same period in 2006. For the quarter ended March 31, 2007, interest income totaled $508,844. Loan interest income was $306,388, and interest on investment securities and federal funds sold totaled $150,177 and $52,279, respectively. Interest expense on deposits was $223,492 and $17,291 for the quarters ended March 31, 2007 and 2006, respectively.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. Our provision for loan losses was $36,000 and $41,620 for the quarters ended March 31, 2007 and 2006, respectively. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

        Noninterest income for the quarter ended March 31, 2007 was $13,727, compared to noninterest income of $2,098 for the quarter ended March 31, 2006. Both amounts consisted primarily of mortgage loan origination fees.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the quarters ended March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006
Compensation and benefits	$202,673	$162,848
Occupancy and equipment	47,981	77,400
Data processing and related costs	44,269	10,100
Marketing, advertising and shareholder communications	10,914	16,402
Legal and audit	16,063	13,019
Other professional fees	34,410	-
Supplies, postage and telephone	8,011	23,182
Insurance	4,727	2,637
Credit related expenses	6,898	-
Courier and armored carrier service	4,595	-
Regulatory fees and FDIC insurance	4,370	-
Other	11,063	16,020

Total noninterest expense	$395,974	$321,608

        The most significant component of noninterest expense is compensation and benefits, which totaled $202,673 for the quarter ended March 31, 2007 and $162,848 for the same period in 2006. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care costs. Occupancy and equipment of $47,981 decreased from $77,400 for the quarter ended March 31, 2006. Costs for the quarter ended March 31, 2006 included site preparation costs associated with preparing the site for the placement of our temporary modular facility. Data processing and related expense increased from $10,100 for the period ended March 31, 2006 to $44,269 in 2007, as our core processor charges are primarily based on the growth of the bank. Other professional fees of $34,410 consisted primarily of a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter 2007.

Income Tax Benefit

          The Company had no currently taxable income for the quarters ended March 31, 2007 and 2006. The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

        At March 31, 2007, total assets were $35.9 million, compared to $31.7 million at December 31, 2006, an increase of $4.2 million. The increase in assets resulted from the increase in our funding source, deposits, as discussed below. Interest-earning assets comprised approximately 91% and 90% of total assets at March 31, 2007 and December 31, 2006. Gross loans totaled $16.0 million, investment securities were $10.9 million and federal funds sold amounted to $5.9 million. Our permanent headquarters was completed on March 31, 2007 and costs of $1.3 million, included in “building construction in progress” at December 31, 2006 were transferred to “property and equipment”, which totaled $2.4 million, at March 31, 2007. Deposits totaled $25.7 million at March 31, 2007 and $20.9 million at December 31, 2006. Shareholders’ equity was $9.9 million and $10.1 million at March 31, 2007 and December 31, 2006, respectively.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2007 were $16.0 million, an increase of $1.9 million from December 31, 2006.

        The following table summarizes the composition of our loan portfolio as of December 31, 2006.

	Percentage of
	Amount	Total

Real Estate:
Construction and development and land	$2,427,332	15.2%
Commercial	3,020,954	18.9
Residential mortgages	2,378,416	14.9
Home equity lines	2,088,232	13.1

Total real estate	9,914,934	62.1%

Commercial	5,872,415	36.8%
Consumer - other than real estate secured	170,168	1.1
Deferred origination fees, net	(1,006)	-

Gross loans	15,956,511	100.0%

Less allowance for loan losses	(246,379)

Total loans, net	$15,710,132

        Due to the short time our portfolio has existed, the above loan mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $246,379 and $210,379 as of March 31, 2007 and December 31, 2006, respectively, and represented 1.54% of outstanding loans at March 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

        The bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at March 31, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

        The following is a rollforward of our allowance for loan losses at March 31, 2007.

Balance, December 31, 2006	$210,379
Provision for loan losses	36,000
Recoveries on loans previously charged off	-
Charged-off loans	-

Balance, March 31, 2007	$246,379

Deposits

        Deposits increased $4.8 million, primarily in the money market and certificates of deposit categories, from $20.9 million at December 31, 2006 to $25.7 million at March 31, 2007.

The following table shows the composition of deposits at March 31, 2007.

		Percent
	Amount	of total

Non-interest bearing demand deposits	$2,014,268	7.9%
Interest bearing checking	921,839	3.6%
Money market and savings	9,391,644	36.6%
Time deposits less than $100,000	6,368,034	24.8%
Time deposits $100,000 and over	6,958,834	27.1%

Total	$25,654,619	100.00%

Capital Resources

        Total shareholders’ equity decreased $125,173 from $10.1 million at December 31, 2006 to $9.9 million at March 31, 2007. Common stock increased $14,028 due to stock compensation expense accrued during the quarter ended March 31, 2007, while we incurred an unrealized loss of $6,306 on investment securities available for sale during the quarter. Our loss of $132,895 for the quarter ended March 31, 2007 contributed to the net decrease in shareholders’ equity during the quarter.

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” Prior to March 2006, all bank holding companies with less than $150 million in total assets, including the company, qualified for this exemption. On March 30, 2006, the Federal Reserve adopted a new rule expanding the definition of a “small bank holding company.” The new definition includes bank holding companies with less than $500 million in total assets. However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The Federal Reserve’s use of the phrase “material amount of . . . equity securities .. . . registered with the SEC” created uncertainty, as the SEC registration requirements apply to classes of securities, not to a portion of the shares in a class. According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Based on informal discussions with staff members of the Federal Reserve, we believe the new Federal Reserve rule is intended to exclude companies whose stock is listed on a stock exchange and is actively traded. Since our stock is not registered under the Securities Exchange Act, listed on an exchange, or actively traded, we believe the company qualifies as a small bank holding company and is exempt from the capital requirements. Nevertheless, until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

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

        The following table sets forth the holding company and the bank capital ratios at March 31, 2007. The bank was considered “well capitalized”.

			Well capitalized		Adequately capitalized
	Actual		Requirement		Requirement
($ in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,149	47.8%	$2,124	10.0%	$1,699	8.0%
Tier 1 risk-based capital	9,903	46.6%	1,274	6.0%	850	4.0%
Leverage capital	9,903	31.0%	1,598	5.0%	1,278	4.0%

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

Off-Balance Sheet Risk

        Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At March 31, 2007, the bank had issued commitments to extend credit of $3,577,893 through various types of lending arrangements.

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

        At March 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $6.5 million, or approximately 18% of total assets. Our investment securities available for sale amounted to $10.9 million or approximately 30% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2007, $1.5 million of our investment securities was pledged to secure public entity deposits.

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

requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 had no impact on the Company’s financial position, results of operations and cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no impact on the Company’s financial position, results of operations and cash flows.

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

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BANKGREENVILLE FINANCIAL CORPORATION

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2007	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number               Description

31.1        Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2         Rule 15d-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.