Form 10QSB
period 2007-06-30
BankGreenville Financial CORP
filed 2007-08-08
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
  Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,180,000 shares of common stock, no par value, outstanding as of August 8, 2007.

Transitional Small Business Disclosure Format (check one)
  Yes        No

BANKGREENVILLE FINANCIAL CORPORATION

INDEX

Part I - Financial Information
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
Part II - Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Default Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1	Rule 15d-14(a) Certification of the Principal Executive Officer
Exhibit 31.2	Rule 15d-14(a) Certification of the Principal Financial Officer
Exhibit 32	Section 1350 Certifications

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$858,836	$552,972
Federal funds sold	3,252,000	4,991,000

Total cash and cash equivalents	4,110,836	5,543,972
Investment securities available for sale	12,772,186	9,806,419
Loans, net	20,539,564	13,814,879
Property and equipment, net	2,884,096	808,045
Building construction in progress	-	1,327,968
Accrued interest receivable	244,174	187,439
Other assets	105,817	167,987

Total assets	$40,656,673	$31,656,709

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$2,071,281	$1,478,051
Interest bearing	28,560,753	19,453,950

Total deposits	30,632,034	20,932,001
Accrued interest on deposits	241,898	148,499
Accounts payable and accrued liabilities	260,501	509,377

Total liabilities	31,134,433	21,589,877

Shareholders' Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006	11,113,605	11,084,562
Accumulated other comprehensive (loss) income	(253,505)	9,562
Retained deficit	(1,337,860)	(1,027,292)

Total shareholders' equity	9,522,240	10,066,832

Total liabilities and shareholders' equity	$40,656,673	$31,656,709

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans and fees	$369,234	$105,267	$675,622	$120,240
Investment securities	175,916	55,885	326,093	61,882
Federal funds sold	80,925	98,366	133,204	212,248

Total interest income	626,075	259,518	1,134,919	394,370
Interest expense on deposits	318,649	79,319	542,141	96,610

Net interest income	307,426	180,199	592,778	297,760
Provision for loan loss	45,621	56,555	81,621	98,175

Net interest income after provision for loan losses	261,805	123,644	511,157	199,585

Noninterest income	23,515	4,955	37,242	5,068

Noninterest expense
Compensation and employee benefits	246,275	212,655	448,948	375,503
Occupancy and equipment	69,323	69,775	117,304	147,175
Data processing and related costs	43,207	29,852	87,476	39,164
Marketing, advertising and shareholder communications	36,498	14,363	47,412	30,765
Legal and audit	12,408	11,916	28,471	26,585
Other professional fees	7,262	1,564	41,672	3,897
Supplies, postage and telephone	15,927	7,953	23,938	31,092
Insurance	3,953	5,019	8,680	7,480
Credit related expenses	6,406	5,351	13,304	13,377
Courier and armored carrier service	4,641	4,576	9,236	7,725
Regulatory fees and FDIC insurance	7,997	-	12,367	-
Other	9,096	8,034	20,159	9,903

Total noninterest expense	462,993	371,058	858,967	692,666

Loss before income tax benefit	(177,673)	(242,459)	(310,568)	(488,013)

Income tax provision (benefit)	-	-	-	-

Net loss	(177,873)	(242,459)	(310,568)	(488,013)

Basic and diluted loss per common share	(0.15)	(0.21)	(0.26)	(0.41)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Loss
(Unaudited)

			Accumulated
			other		Total
	Common stock		comprehensive	Retained	shareholders'
	Shares	Amount	Income (loss)	deficit	equity
Balance, December 31, 2005	1,180,000	$11,035,013	$-	$(241,907)	$10,793,106

Adjustment of 2005 accrued
offering expenses to actual	-	274	-	-	274
Stock compensation expense		21,042			21,042
Comprehensive loss:
Net loss	-	-	-	(488,013)	(488,013)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(97,752)	-	(97,752)

Total comprehensive loss	-	-	-	-	(585,765)

Balance, June 30, 2006	1,180,000	$11,056,329	$(97,752)	$(729,920)	$10,228,657

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832
Stock compensation expense		29,043			29,043
Comprehensive loss:

Net loss	-	-	-	(310,568)	(310,568)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(263,067)	-	(263,067)

Total comprehensive loss	-	-	-	-	(573,635)

Balance, June 30, 2007	1,180,000	$11,113,605	$(253,505)	$(1,337,860)	$9,522,240

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Six Months Ended
(Unaudited)

	June 30, 2007	June 30, 2006
Operating activities
Net loss	$(310,568)	$(488,013)
Provision for loan losses	81,621	98,175
Stock compensation expense	29,043	21,042
Depreciation	35,214	13,817
Accretion of discounts on investment securities, net	(2,504)	(451)
Increase in interest receivable	(56,735)	(113,323)
Decrease (increase) in other assets	62,170	(98,960)
Increase in accrued interest payable on deposits	93,399	-
Decrease in accounts payable and accrued liabilities	(248,876)	(63,168)

Net cash used by operating activities	(317,236)	(630,881)
Investing activities
Increase in loans, net	(6,806,306)	(6,545,093)
Purchase of investment securities available-for-sale	(3,913,075)	(6,366,170)
Sale of investment securities available-for-sale	423,376	-
Proceeds from principal paydowns on mortgage-backed
securities	263,369	-
Purchase of property and equipment	783,297	(724,088)
Building construction in progress	-	(99,641)

Net cash used for investing activities	(10,815,933)	(13,734,992)
Financing activities
Net increase in common stock due to adjustment in stock
offering costs	-	274
Increase in deposits, net	498,510	7,155,373
Increase in certificates of deposit, net	9,201,523	2,848,271

Net cash provided by financing activities	9,700,033	10,003,918

Net increase (decrease) in cash and cash equivalents	(1,433,136)	(4,361,955)
Cash and cash equivalents, beginning of period	5,543,972	10,729,271

Cash and cash equivalents, end of period	$4,110,836	$6,367,316

Supplemental information Cash paid for:
Interest	$448,742	$69,920

Schedule of non-cash transactions:
Change in unrealized losses on investment securities,
no income tax	$(263,067)	$(97,752)

        The accompanying notes are an integral part of this financial statement.

BANKGREENVILLE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

        BankGreenville Financial Corporation (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of BankGreenville (the “Bank”). The Bank is a state chartered institution organized under the laws of South Carolina to conduct general banking business in Greenville, South Carolina. From our inception on March 18, 2005 to the date the Bank opened for business on January 30, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare the Bank to commence business as a financial institution. The Company sold 1,180,000 shares of its common stock at $10.00 per share and raised $11.8 million in its initial public offering. Net proceeds from the offering totaled approximately $11.04 million, $11 million of which was used to capitalize the Bank. The Bank primarily engages in the business of accepting deposits, insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public in Greenville County, South Carolina.

                The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation

                The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

        Until the Bank opened for business on January 30, 2006, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as we devoted substantially all of our efforts to establishing a new business. The comparison of the six months ended June 30, 2007 and June 30, 2006 in “Management’s Discussion and Analysis or Plan of Operation” should be read in light of the fact that the six months ended June 30, 2006 included approximately five months of bank operations and for the period January 1, 2006 to January 30, 2006, the Company was devoted to pre-opening activities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

        Basic loss per share represents net loss available to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the six months and quarters ended June 30, 2007 and 2006, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

Stock Compensation Plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. The average fair value per share of warrants as of June 30, 2007 amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0% and expected lives of five years.

        In addition, during 2006, the Company adopted a stock option plan. 212,400 shares are authorized under the plan. 100,650 options to purchase common stock at $10.00 per share were granted in 2006 and 1,250 options were forfeited. 11,500 options were granted during the period ended June 30, 2007 and 5,000 options were forfeited. 105,900 options were outstanding at June 30, 2007. The options vest over a five year period from the date of grant and have a contractual term of ten years.

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

        At June 30, 2007, the Company had 105,900 options outstanding at $10.00 per share, of which 18,880 were vested. The options have a weighted average remaining contractual term of approximately 8.75 years. Total unrecognized compensation cost related to non-vested options granted as of June 30, 2007 was $214,892, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $15,015 and $29,043 for the quarter and six months ended June 30, 2007, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero at June 30, 2007.

        The weighted average fair value per share of options granted in 2006 amounted to $2.82.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.45% and expected lives of seven and a half years.

        The weighted average fair value per share of options granted during the second quarter of 2007 amounted to $3.10.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 4%, risk-free interest rate of 5.01% and expected lives of seven and a half years.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities

                Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At June 30, 2007, the Company’s investment securities were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our 2006 Form 10-KSB under the “Risk Factors” heading as filed with the Securities and Exchange Commission and that include, without limitation, the following:

•	our short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	our ability to control costs, expenses and loan delinquency rates;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the lack of seasoning of our loan portfolio
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

        Our bank opened for business on January 30, 2006. Accordingly, the first half of 2006 included only five months of banking operations. The comparison of the six months ended June 30, 2007 and 2006 should be read in that context. From January 1 to January 30, 2006, we engaged in pre-opening activities, including, without limitation, the pursuit of regulatory approvals from the Federal Deposit Insurance Company (FDIC) and the South Carolina Board of Financial Institutions to charter the bank and from the Federal Reserve to become a bank holding company.

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

Results of Operations

Three months ended June 30, 2007 and 2006

General

        Our net loss for the quarter ended June 30, 2007 was $177,673, or $0.15 per share compared to a net loss of $242,459, or $0.21 per share, for the quarter ended June 30, 2006, an improvement of $64,786, or 27%.

Net Interest Income

        Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of repricing these interest-earning assets and interest-bearing liabilities.

        In the second quarter of 2007, we earned $307,426 in net interest income as compared to $180,199 for the same period in 2006, an increase of $127,227, or 71%. For the second quarter of 2007, we generated $626,075 in interest income, mainly comprised of $369,234 in loan interest income, $175,916 in interest earned on investment securities, and $80,925 in interest earned on federal funds sold. We incurred $318,649 in interest expense on deposits in the second quarter of 2007, an increase of $239,330 from the same period in 2006 primarily due to our deposit growth. Increases in net interest income were primarily due to volume increases in interest earning assets.

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

        Our loan loss provision was $45,621 and $56,555 for the quarters ended June 30, 2007 and 2006, respectively.

Noninterest Income

        We earned $23,515 in noninterest income in the second quarter of 2007 as compared to $4,955 in the same period in 2006. The increase consisted primarily of mortgage loan origination fees due to an increase in the volume of mortgage loan referrals. If interest rates continue to rise, we would not anticipate this type of continued growth.

Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Noninterest Expenses

        The following table itemizes our noninterest expenses for the second quarter of 2007 and 2006.

	Three Months Ended
	June 30,
	2007	2006
Compensation and employee benefits	$246,275	$212,655
Occupancy and equipment	69,323	69,775
Data processing and related costs	43,207	29,852
Marketing, advertising and shareholder communications	36,498	14,363
Legal and audit	12,408	11,916
Other professional fees	7,262	1,564
Supplies, postage and telephone	15,927	7,953
Insurance	3,953	5,019
Credit related expenses	6,406	5,351
Courier and armored carrier service	4,641	4,576
Regulatory fees and FDIC insurance	7,997	-
Other	9,096	8,034

Total noninterest expense	$462,993	$371,058

        Compensation and benefits comprise the most significant component of our noninterest expense. For the second quarter of 2007, we incurred $246,275 in compensation and benefits as compared to $212,655 for the same period in 2006. The increase primarily related to staff additions associated with the bank’s growth. Data processing and related expense increased from $29,852 for the second quarter of 2006 to $43,207 for the same period in 2007, mainly due to an increase in our core processor charges because of the increased volume of new accounts. Marketing and advertising expenses increased from $14,363 for the quarter ended June 30, 2006 to $36,498 for the same period in 2007 due to the advertising and promotional costs associated with the grand opening of our new headquarters building. We incurred $7,997 in regulatory fees and FDIC insurance. In 2007, we began to incur FDIC insurance costs due to our asset size and, in the second quarter incurred $4,622. The remaining $3,375 represented state regulatory examination fees.

Six months ended June 30, 2007 and 2006

General

        For the first six months of 2007, we had a net loss of $310,568, or $0.26 per share, compared to $488,013, or $0.41 per share, for the same period in 2006, an improvement of $177,445, or 36%. We incurred $48,502 in pre-opening expenses for the period January 1, 2006 to January 30, 2006, the date our bank opened for business, and only had approximately five months of banking operations. In accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” we expensed these pre-opening costs when incurred.

Net Interest Income

        We earned $592,778 in net interest income for the six months ended June 30, 2007, compared to $297,760 for the same period in 2006, an increase of $295,018, or 99%. During this period in 2007, we earned $1,134,919 in interest income, comprised of $675,622 in loan interest income, $326,093 in interest earned on investment securities, and $133,204 in interest earned on federal funds sold. We incurred $542,141 in interest expense on deposits in the first half of 2007, an increase of $445,531 when compared to the interest expense of $96,610 for the same period in 2006. Increases in interest income and expense are primarily due to volume increases in related interest-earning assets and interest-bearing deposits in the early stages of our bank.

Provision for Loan Losses

        Our loan loss provision was $81,621 for the six months ended June 30, 2007 compared to $98,175 for the same period in 2006. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

        We earned $37,242 in noninterest income for the first half of 2007 compared to noninterest income of $5,068 for the same period in 2006. This increase consisted primarily of mortgage loan origination fees due to an increase in the volume of mortgage loan referrals.

Noninterest Expenses

        The following table itemizes our noninterest expense for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30,
	2007	2006
Compensation and employee benefits	$448,948	$375,503
Occupancy and equipment	117,304	147,175
Data processing and related costs	87,476	39,164
Marketing, advertising and shareholder communications	47,412	30,765
Legal and audit	28,471	26,585
Other professional fees	41,672	3,897
Supplies, postage and telephone	23,938	31,092
Insurance	8,680	7,480
Credit related expenses	13,304	13,377
Courier and armored carrier service	9,236	7,725
Regulatory fees and FDIC insurance	12,367	-
Other	20,159	9,903

Total noninterest expense	$858,967	$692,666

        We incurred $448,948 in compensation and benefits for the first half of 2007 as compared to $375,503 for the same period in 2006. The increase primarily related to staff additions associated with the bank’s growth, performance raises, and increases in bank-paid employee health care costs. Occupancy and equipment expense of $117,304 in the first half of 2007 decreased from $147,175 for the same period in 2006. Occupancy and equipment costs were higher in 2006 due to site preparation costs associated with preparing the site for our temporary modular facility. Data processing and related expense increased from $39,164 in the first half of 2006 to $87,476 in the first half of 2007, mainly due to an increase in our core processor charges because of the increased volume of new accounts. Other professional fees increased from $3,897 for the six months ended June 30, 2006 to $41,672 in the same period in 2007, primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007. In 2007, we began incurring FDIC insurance costs and incurred $4,622 in such costs for the first half of 2007. The remaining $7,745 represented state regulator examination fees.

Income Tax Benefit

          The Company had no currently taxable income for the quarter and six months ended June 30, 2007 and 2006. The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

        At June 30, 2007, total assets were $40.7 million compared to $31.7 million at December 31, 2006, an increase of $9.0 million. The increase in assets resulted from the increase in our funding source, deposits, as discussed below. Interest-earning assets comprised approximately 91% and 90% of total assets at June 30, 2007 and December 31, 2006. Gross loans totaled $20.8 million, investment securities were $12.8 million, and federal funds sold amounted to $3.3 million. We completed our permanent headquarters on March 31, 2007 and the costs of $1.3 million included in “building construction in progress” at December 31, 2006 were transferred to “property and equipment”, which totaled $2.9 million, at June 30, 2007. Deposits totaled $30.6 million at June 30, 2007 and $20.9 million at December 31, 2006. Shareholders’ equity was $9.5 million and $10.1 million at June 30, 2007 and December 31, 2006, respectively.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, our goal is to ensure that the highest percentage of our earning assets is invested in our loan portfolio. We had $20.8 million in gross loans outstanding at June 30, 2007, an increase of $6.8 million from December 31, 2006.

        The following table summarizes the composition of our loan portfolio as of June 30, 2007.

		Percentage
	Amount	of Total
Real Estate:
Construction and development and land	$3,319,537	15.9%
Commercial	4,375,356	21.0
Residential mortgages	3,147,952	15.1
Home equity lines	2,499,962	12.0

Total real estate	13,342,807	64.0%
Commercial	7,004,485	33.6%
Consumer - other than real estate secure	490,154	2.4
Deferred origination fees, net	(5,882)	-

Gross loans	20,831,564	100.0%

Less allowance for loan losses	(292,000)

Total loans, net	$20,539,564

        Due to the short time our portfolio has existed, the above loan mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $292,000 and $210,379 as of June 30, 2007 and December 31, 2006, respectively, and represented 1.40% of outstanding loans at June 30, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances.

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

        The bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at June 30, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

         The following is a rollforward of our allowance for loan losses at June 30, 2007.

Balance, December 31, 2006	$210,379
Provision for loan losses	81,621
Recoveries on loans previously charged off	-
Charged-off loans	-

Balance, June 30, 2007	$292,000

Deposits

        Deposits increased $9.7 million, from $20.9 million at December 31, 2006 to $30.6 million at June 30, 2007. Growth of $9.2 million in certificates of deposit resulted from promotional offerings in the local market.

The following table shows the composition of deposits at June 30, 2007.

		Percent
	Amount	of total
Non-interest bearing demand deposits	$2,071,281	6.8%
Interest bearing checking	1,500,959	4.9
Money market and savings	8,208,954	26.8
Time deposits less than $100,000	6,723,548	21.9
Time deposits $100,000 and over	12,127,292	39.6

Total	$30,632,034	100.00%

Capital Resources

        Total shareholders’ equity decreased $544,592 from $10.1 million at December 31, 2006 to $9.5 million at June 30, 2007. Common stock increased $29,043 due to stock compensation expense accrued during the six months ended June 30, 2007. We incurred an unrealized loss of $263,067 on investment securities available for sale during the period. Our loss of $310,568 for the six months ended June 30, 2007 contributed to the net decrease in shareholders’ equity during the six month period.

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

        The following table sets forth the holding company and the bank capital ratios at June 30, 2007. The bank was considered “well capitalized”.

			Well capitalized		Adequately capitalized
	Actual		Requirement		Requirement
($ in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,032	37.9%	$2,646	10.0%	$2,117	8.0%
Tier 1 risk-based capital	9,740	36.8%	1,588	6.0%	1,058	4.0%
Leverage capital	9,740	24.9%	1,959	5.0%	1,567	4.0%

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

Off-Balance Sheet Risk

        Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At June 30, 2007, the bank had issued commitments to extend credit of $3,959,333 through various types of lending arrangements.

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

        At June 30, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4.1 million, or approximately 10% of total assets. Our investment securities available for sale amounted to $12.8 million or approximately 31% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2007, $1.8 million of our investment securities was pledged to secure public entity deposits.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We also maintain a federal funds, purchased line of credit with a correspondent bank totaling $3.9 million. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

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

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Our board of directors submitted one matter to a vote of our security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on April 26, 2007.

Proposal #1 – Election of Class II Directors

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual shareholders meeting. The current Class I directors are Jeffrey L. Dezen, Roger H. Grower and Frank B. Halter, Jr. The current Class II directors are R. Bruce Harman, Arthur L. Howson, Jr. and Paula S. King. The current Class III directors are Jonathan T. McClure, David A. Merline, Jr., William H. Pelham and Russel T. Williams. The Class II directors were up for re-election at the 2007 annual shareholders meeting. The shareholders reelected each of the then current Class II directors for a three-year term expiring at the 2010 annual shareholders meeting. Mr. Harman had 1,041,933 votes in favor of his re-election and 6,800 votes abstained. Mr. Howson had 1,046,933 votes in favor of his re-election and 1,800 abstained. Ms. King had 1,041,933 votes in favor of her re-election and 6,800 abstained. The terms of the Class III directors will expire at the 2008 annual shareholders meeting, and the terms of the Class I directors will expire at the 2009 annual shareholders meeting.

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

BANKGREENVILLE FINANCIAL CORPORATION (Registrant)
Date: August 8, 2007	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number               Description

31.1             Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2             Rule 15d-14(a) Certification of the Chief Financial Officer.

32               Section 1350 Certifications.