Form 10QSB
period 2007-09-30
BankGreenville Financial CORP
filed 2007-11-14
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number 333-127409

BANKGREENVILLE FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

South Carolina	20-2645711
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

499 Woodruff Road

Greenville, South Carolina 29607

(Address of principal executive offices)

(864) 335-2200
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes          No   X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,180,000 shares of common stock, no par value, outstanding as of November 8, 2007.

        Transitional Small Business Disclosure Format (check one):    Yes           No   X

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

Exhibit 32          Section 1350 Certifications

BANKGREENVILLE FINANCIAL CORPORATION

Part I – financial information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Assets
Cash and due from banks	$417,410	$552,972
Federal funds sold	1,284,000	4,991,000
Total cash and cash equivalents	1,701,410	5,543,972
Investment securities available for sale	12,892,114	9,806,419
Loans, net	30,960,003	13,814,879
Property and equipment, net	2,888,099	808,045
Building construction in progress	-	1,327,968
Accrued interest receivable	325,753	187,439
Other assets	109,541	167,987
Total assets	$48,876,920	$31,656,709

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$2,084,970	$1,478,051
Interest bearing	36,603,951	19,453,950
Total deposits	38,688,921	20,932,001
Accrued interest on deposits	331,073	148,499
Accounts payable and accrued liabilities	324,003	509,377
Total liabilities	39,343,997	21,589,877

Shareholders' Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
September 30, 2007 and December 31, 2006	11,128,266	11,084,562
Accumulated other comprehensive (loss) income	(113,383)	9,562
Retained deficit	(1,481,960)	(1,027,292)
Total shareholders' equity	9,532,923	10,066,832
Total liabilities and shareholders' equity	$48,876,920	$31,656,709

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans and fees	$540,493	$179,072	$1,216,115	$299,312
Investment securities	186,356	91,567	512,449	153,449
Federal funds sold	49,380	69,665	182,584	281,913
Total interest income	776,229	340,304	1,911,148	734,674

Interest expense on deposits	403,941	109,579	946,082	206,189
Net interest income	372,288	230,725	965,066	528,485

Provision for loan loss	82,000	48,962	163,621	147,137

Net interest income after provision for loan losses	290,288	181,763	801,445	381,348

Noninterest income
Gain on investment securities sales	3,313	--	3,313	--
Other	7,286	13,947	44,528	19,015
Total other income	10,599	13,947	47,841	19,015

Noninterest expense
Compensation and employee benefits	265,441	185,277	714,389	560,780
Occupancy and equipment	44,695	56,550	161,999	203,725
Data processing and related costs	47,565	25,416	135,041	64,580
Marketing, advertising and shareholder communications	12,055	11,178	59,467	41,943
Legal, audit and compliance	13,927	20,445	42,398	47,030
Other professional fees	7,521	910	49,193	2,657
Supplies, postage and telephone	9,811	12,194	33,749	43,286
Insurance	4,338	5,028	13,018	12,508
Credit related expenses	8,460	6,281	21,764	19,658
Courier and armored carrier service	4,719	4,591	13,955	12,316
Regulatory fees and FDIC insurance	14,587	3,981	26,954	3,981
Other	11,867	15,817	32,027	27,870

Total noninterest expense	444,986	347,668	1,303,954	1,040,334

Loss before income tax benefit	(144,099)	(151,958)	(454,668)	(639,971)
Income tax provision (benefit)	--	--	--	--

Net loss	$(144,099)	$(151,958)	$(454,668)	$(639,971)

Net loss per common share, basic and diluted	$(0.12)	$(0.13)	$(0.39)	$(0.54)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity

and Comprehensive Loss

(Unaudited)

			Accumulated
			other		Total
	Common stock		comprehensive	Retained	shareholders'
	Shares	Amount	income (loss)	deficit	equity
Balance, December 31, 2005	1,180,000	$11,035,013	$--	$(241,907)	$10,793,106

Adjustment of 2005 accrued
offering expenses to actual	--	274	--	--	274

Stock compensation expense	--	35,129	--	--	35,129

Comprehensive loss:

Net loss	--	--	--	(639,971)	(639,971)

Unrealized losses on investment
securities available for sale,
no tax effect	--	--	(1,021)	--	(1,021)
Total comprehensive loss	--	--	--	--	(640,992)

Balance, September 30, 2006	1,180,000	$11,070,416	$(1,021)	$(881,878)	$10,187,517

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

Stock compensation expense		43,704			43,704

Comprehensive loss:

Net loss	--	--	--	(454,668)	(454,668)

Unrealized losses on investment
securities available for sale,
no tax effect	--	--	(122,945)	--	(122,945)
Total comprehensive loss	--	--	--	--	(577,613)

Balance, September 30, 2007	1,180,000	$11,128,266	$(113,383)	$(1,481,960)	$9,532,923

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	September 30,	September 30,
	2007	2006
Operating activities
Net loss	(454,668)	(639,971)
Provision for loan losses	163,621	147,137
Stock compensation expense	43,704	35,129
Depreciation	61,312	23,186
Accretion of discounts on investment securities, net	(4,394)	(945)
Gain on sale of investment securities	3,313	--
Increase in interest receivable	(138,314)	(142,630)
Decrease (increase) in other assets	58,446	(93,036)
Increase in accrued interest payable on deposits	182,574	--
(Decrease) increase in accounts payable and accrued liabilities	(185,374)	178,572
Net cash used by operating activities	(269,780)	(492,558)

Investing activities
Increase in loans, net	(17,308,745)	(9,809,162)
Purchase of investment securities available-for-sale	(5,752,972)	(7,339,891)
Sale of investment securities available-for-sale	2,176,305	--
Proceeds from principal paydowns on mortgage-backed
Securities	369,108	--
Purchase of property and equipment	(813,398)	26,497
Building construction in progress	--	(1,327,968)
Net cash used for investing activities	(21,329,702)	(18,450,524)

Financing activities
Net increase in common stock due to adjustment in stock
offering costs	--	274
Increase in deposits, net	1,590,962	8,092,694
Increase in certificates of deposit, net	16,165,958	4,119,266
Net cash provided by financing activities	17,756,920	12,212,234
Net decrease in cash and cash equivalents	(3,842,562)	(6,730,848)
Cash and cash equivalents, beginning of period	5,543,972	10,729,271
Cash and cash equivalents, end of period	$1,701,410	$3,998,423

Supplemental information
Cash paid for:
Interest	$763,508	138,557
Schedule of non-cash transactions:
Change in unrealized gains (losses) on investment securities,
no income tax	$(122,945)	$(1,021)

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

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

     Until the Bank opened for business on January 30, 2006, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as we devoted substantially all of our efforts to establishing a new business. The comparison of the nine months ended September 30, 2007 and September 30, 2006 in “Management’s Discussion and Analysis or Plan of Operation” should be read in light of the fact that the nine months ended September 30, 2006 included approximately eight months of bank operations and for the period January 1, 2006 to January 30, 2006, the Company was devoted to pre-opening activities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

     Basic loss per share represents net loss to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For thenine months and quarters ended September 30, 2007 and 2006, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

Stock Compensation Plans

     Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. The average fair value per share of warrants issued amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0% and expected lives of five years.

     In addition, during 2006, the Company adopted a stock option plan. 212,400 shares are authorized under the plan. 100,650 options to purchase common stock at $10.00 per share were granted in 2006 and 1,250 options were forfeited. 11,500 options were granted during the nine months ended September 30, 2007 and 5,000 options were forfeited. 105,900 options were outstanding at September 30, 2007. The options vest over a five year period from the date of grant and have a contractual term of ten years.

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

     At September 30, 2007, the Company had 105,900 options outstanding at $10.00 per share, of which 18,880 were vested. The options have a weighted average remaining contractual term of approximately 8.50 years. Total unrecognized compensation cost related to non-vested options granted as of September 30, 2007 was $200,231, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $14,661 and $43,704 for the quarter and nine months ended September 30, 2007, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero at September 30, 2007.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities

        Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss).  At September 30, 2007, the Company’s investment securities were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

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

General

     Our bank opened for business on January 30, 2006. Accordingly, the quarter ended September 30, 2006 included approximately eight months of banking operations. The comparison of the nine months ended September 30, 2007 and 2006 should be read in that context. From January 1 to January 30, 2006, we engaged in pre-opening activities, including, without limitation, the pursuit of regulatory approvals from the Federal Deposit Insurance Company (FDIC) and the South Carolina Board of Financial Institutions to charter the bank and from the Federal Reserve to become a bank holding company.

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

Results of Operations

Three months ended September 30, 2007 and 2006

General

     Our net loss for the quarter ended September 30, 2007 was $144,099, or $0.12 per share compared to a net loss of $151,958, or $0.13 per share, for the quarter ended September 30, 2006.

Net Interest Income

     Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of re-pricing these interest-earning assets and interest-bearing liabilities.

     During the third quarter of 2007, we earned $372,288 in net interest income compared to $230,725 for the same period in 2006 for an increase of $141,563, or 61%. Interest income and fees on loans was $540,493 compared to $179,072 in 2006 for a 202% increase. Interest on investment securities was $186,356 compared to $91,567 in 2006, for a 104% increase. Both increases were attributed to volume increases in related loans and investments. Interest on federal funds sold decreased $20,285 from 2006, due to reallocation of funding sources to higher interest earning loans and investments.

     Interest expense on deposits was $403,941 during the third quarter 2007 compared to $109,579 for the same period in 2006. This 269% increase was due to deposit growth as well as growth in higher-priced certificates of deposit.

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

      Our loan loss provision was $82,000 and $48,962 for the quarters ended September 30, 2007 and 2006, respectively. The increase of 67% was due to loan growth of $10.5 million for the quarter ended September 30, 2007 compared to $3.3 million for the same period in 2006.

Noninterest Expenses

The following table itemizes our noninterest expenses for the third quarter of 2007 and 2006.

	Three Months Ended
	September 30,
	2007	2006
Compensation and employee benefits	$265,441	$185,277
Occupancy and equipment	44,695	56,550
Data processing and related costs	47,565	25,416
Marketing, advertising and shareholder communications	12,055	11,178
Legal, audit and compliance	13,927	20,445
Other professional fees	7,521	910
Supplies, postage and telephone	9,811	12,194
Insurance	4,338	5,028
Credit related expenses	8,460	6,281
Courier and armored carrier service	4,719	4,591
Regulatory fees and FDIC insurance	14,587	3,981
Other	11,867	15,817
Total noninterest expense	$444,986	$347,668

          Compensation and benefits comprise the most significant component of our noninterest expense. For thethird quarter of 2007, we incurred $265,441 in compensation and benefits compared to $185,277 for the same period in 2006. The increase primarily related to staff additions associated with the bank’s growth. Data processing and related expense increased from $25,416 for the third quarter of 2006 to $47,565 for the same period in 2007, mainly due to an increase in our core processor charges because of the increased volume of new accounts. We incurred $14,587 in regulatory fees and FDIC insurance compared to $3,981 in 2006. In 2007, we began to incur FDIC insurance costs due to our asset growth.

Nine months ended September 30, 2007 and 2006

General

          For the first nine months of 2007, we had a net loss of $454,668, or $0.39 per share, compared to $639,971, or $0.54 per share, for the same period in 2006, an improvement of $185,303, or 29%. We incurred $48,502 in pre-opening expenses for the period January 1, 2006 to January 30, 2006, the date our bank opened for business, and only had approximately eight months of banking operations. In accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” we expensed these pre-opening costs when incurred.

Net Interest Income

We earned $965,066 in net interest income for the nine months ended September 30, 2007, compared to $528,485 for the same period in 2006, an increase of $436,581, or 83%. Interest income and fees on loans was $1,216,115 compared to $299,312 in 2006 for a 306% increase. Interest on investment securities was $512,449 compared to $153,449 in 2006, for a 234% increase. Both increases were attributed to volume increases in related loans and investments. Interest on federal funds decreased $99,329 from 2006, due to reallocation of funding sources to higher earning loans and investments.

Interest expense on deposits was $946,082 during the nine moth period in 2007 compared to $206,189 for the same period in 2006. This 359% increase was due to deposit growth as well as growth in higher-priced certificates of deposit.

Provision for Loan Losses

           Our loan loss provision was $163,621 for the nine months ended September 30, 2007 compared to $147,137 for the same period in 2006. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

We earned $47,841 in noninterest income for the nine months ended September 30, 2007 compared to noninterest income of $19,015 for the same period in 2006. This increase consisted primarily of mortgage loan origination fees due to an increase in the volume of mortgage loan referrals in the first two quarters of the year.

If mortgage interest rates rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Noninterest Expenses

The following table itemizes our noninterest expense for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
Compensation and employee benefits	$714,389	$560,780
Occupancy and equipment	161,999	203,725
Data processing and related costs	135,041	64,580
Marketing, advertising and shareholder communications	59,467	41,943
Legal, audit and compliance	42,398	47,030
Other professional fees	49,193	2,657
Supplies, postage and telephone	33,749	43,286
Insurance	13,018	12,508
Credit related expenses	21,764	19, 658
Courier and armored carrier service	13,955	12,316
Regulatory fees and FDIC insurance	26,954	3,981
Other	32,027	27,870
Total noninterest expense	$1,303,954	$1,040,334

We incurred $714,389 in compensation and benefits for the nine months ended September 30, 2007 compared to $560,780 for the same period in 2006. The increase primarily related to staff additions associated with the bank’s growth, performance raises, and increases in bank-paid employee health care costs. Occupancy and equipment expense of $161,999 in the nine months ended September 2007 decreased from $203,725 for the same period in 2006. Occupancy and equipment costs were higher in 2006 due to site preparation costs associated with our temporary modular facility site.  Data processing and related expense increased from $64,580 in the nine months ended September 30, 2006 to $135,041 in the nine months ended September 30, 2007, mainly due to an increase in our core processor charges because of the increased volume of new accounts. Other professional fees increased from $2,657 for the nine months ended September 30, 2006 to $49,193 in the same period in 2007, primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007. Regulatory fees and FDIC insurance increased from $3,981 in the nine months ended September 30, 2006 to $26,954 for the same period in 2007 as we began incurring FDIC insurance expense in 2007.

Income Tax Benefit

      The Company had no currently taxable income for the quarter and nine months ended September 30, 2007 and 2006. The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

      At September 30, 2007, total assets were $48.9 million compared to $31.7 million at December 31, 2006, for an increase of $17.2 million. The increase in assets resulted from the increase in our funding source, deposits, as discussed below. Interest-earning assets comprised approximately 92% and 90% of total assets at September 30, 2007 and December 31, 2006. Gross loans totaled $31.3 million an increase of $17.3 or 123% from $14.0 million at December 31, 2006. Investment securities were $12.9 million.  Investment in overnight federal funds decreased $3.7 million from $5.0 million as of December 31, 2006 to $1.3 million as of September 30, 2007. During 2007, we have moved these funds into higher yielding securities available for sale and loans. We completed our permanent headquarters on March 31, 2007 and the costs of $1.3 million included in “building construction in progress” at December 31, 2006 were transferred to “property and equipment”, which totaled $2.9 million, at September 30, 2007. Deposits totaled $38.7 million at September 30, 2007, a $17.8 million or 85% increase from $20.9 million at December 31, 2006. Shareholders’ equity was $9.5 million and $10.1 million at September 30, 2007 and December 31, 2006, respectively.

Loans

          Since loans typically provide higher interest yields than other interest-earning assets, our goal is to ensure that the highest percentage of our earning assets is invested in our loan portfolio. We had $31.3 million in gross loans outstanding at September 30, 2007, an increase of $17.3 million from December 31, 2006.

The following table summarizes the composition of our loan portfolio as of September 30, 2007.

		Percentage of
	Amount	Total
Real Estate:
Construction and development and land	$11,897,243	38.0%
Commercial	5,510, 246	17.6
Residential mortgages	3,489,242	11.1
Home equity lines	3,103,546	9.9
Total real estate	24, 000 ,277	76.6%

Commercial	6,872,054	21.9%
Consumer – other than real estate secured	465,475	1.5
Deferred origination fees, net	(7,081)	-
Gross loans	31,330,725	100.0%
Less allowance for loan losses	(370,722)
Total loans, net	$30,960,003

Due to the short time our portfolio has existed, the above loan mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. As shown above, the largest category of loans was real estate construction and development loans.

Provision and Allowance for Loan Losses

          We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $370,721 and $210,379 as of September 30, 2007 and December 31, 2006, respectively, and represented 1.18% of outstanding loans at September 30, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

Charge-offs totaled $3,279 as of September 30, 2007. There were no nonaccrual or nonperforming loans at September 30, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

            The following is a roll forward of our allowance for loan losses at September 30, 2007.

Balance, December 31, 2006	$210,379
Provision for loan losses	163,621
Recoveries on loans previously charged off	--
Charged-off loans	(3,278)
Balance, September 30, 2007	$370,722

Deposits

Deposits increased $17.8 million, from $20.9 million at December 31, 2006 to $38.7 million at September 30, 2007.

The following table shows the composition of deposits at September 30, 2007.

	Amount	Percent of total
Non-interest bearing demand deposits	$2,084,970	5.2%
Interest bearing checking	1,589,020	4.1
Money market and savings	9,199,657	23.8
Time deposits less than $100,000	6,978,306	18.3
Time deposits $100,000 and over	18,836,968	48.6
Total	$38,688,921	100.00%

Capital Resources

          Total shareholders’ equity decreased $533,909 from $10.1 million at December 31, 2006 to $9.5 million at September 30, 2007. Common stock increased $43,704 due to stock compensation expense accrued during the nine months ended September 30, 2007. We incurred an unrealized loss of $122,945 on investment securities available for sale during the period. Our loss of $454,668 for the nine months ended September 30, 2007 contributed to the net decrease in shareholders’ equity during the nine month period.

          At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve also imposes regulatory capital requirements on bank holing companies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange, or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines, and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses, subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

           Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of September 30, 2007, as well as the ratios to be considered “well capitalized.” The following table sets for the holding company and the bank capital ratios at September 30, 2007. The bank was considered “well capitalized”.

			Well capitalized		Adequately capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$9,982	26.7%	$3,740	10.0%	$2,992	8.0%
Tier 1 risk-based capital	9,611	25.7	2,244	6.0	1,496	4.0
Leverage capital	9,611	21.2	2,263	5.0	1,811	4.0

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

Off-Balance Sheet Risk

          Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At September 30, 2007, the bank had issued commitments to extend credit of $5,295,522 through various types of lending arrangements.

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

At September 30, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $1.7 million, or approximately 3.48% of total assets. Our investment securities available for sale amounted to $12.9 million or approximately 26% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2007, $1.7 million of our investment securities was pledged to secure public entity deposits.

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

Item 3. Controls and Procedures

           As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BANKGREENVILLE FINANCIAL CORPORATION (Registrant)

Dated: November 13 , 2007	By: /s/ Russel T. Williams Russel T. Williams Chief Executive Officer (Principal Executive Officer)

Dated: November 13 , 2007	By: /s/ Paula S. King Paula S. King Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit

Number               Description

31.1                      Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2                      Rule 15d-14(a) Certification of the Principal Financial Officer.

32                         Section 1350 Certifications.