Form 10KSB
period 2007-12-31
BankGreenville Financial CORP
filed 2008-03-26
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2007.

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________

Commission file number 333-127409

BankGreenville Financial Corporation
(Name of small business issuer in its charter)

South Carolina	20-2645711
(State of Incorporation)	(I.R.S. Employer Identification No.)

499 Woodruff Road
Greenville, South Carolina	29607
(Address of Principal Executive Offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year. $2,856,267

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 7, 2008 was $7,131,240. This calculation is based upon an estimate of the fair market value of the Common Stock of $7.10 per share, which was the price of the last trade of which management is aware prior to this date.

The number of shares outstanding of the issuer’s one class of common equity was 1,180,000 shares at March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None.

         Transitional Small Business Disclosure Format (Check one):      Yes         No

PART I

Item 1.	Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Management's Discussion and Analysis or Plan of Operation.
Item 7.	Financial Statements.
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions.
Item 13.	Exhibits.
Item 14.	Principal Accountant and Fees.

SIGNATURES

EXHIBIT INDEX

EX-21 (032508)

EX-31 (032508)

EX-31 (032508)

EX-32 (032508)

Part I

Item 1.   Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” as well as the following:

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

General

        BankGreenville Financial Corporation was incorporated in South Carolina on March 18, 2005 for purposes of operating as a bank holding company pursuant to the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of BankGreenville, a state-chartered bank. BankGreenville commenced business on January 30, 2006, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public. From our inception in March 2005 and before opening the bank, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business.

Marketing Focus and service area

        Our service area is Greenville County, with a primary focus on Greater Greenville, including the City of Greenville and the surrounding bedroom communities of Mauldin, Simpsonville, Greer and Taylors. Our office is centrally located near the intersection of Woodruff Road and Laurens Road within the Greenville city limits and is situated on the edge of the 1,100-acre Verdae master planned development. Woodruff Road is a well traveled thoroughfare with reasonable traffic counts and excellent accessibility but this new development effort is expected to enhance the quality of this already excellent location. We moved into our permanent headquarters building in April 2007. We do not currently have plans to establish branch offices in the next three years. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

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

Location

        Our permanent headquarters is located at the corner of Woodruff Road and Rocky Slope Road near Laurens Road and the 1,100-acre Verdae master planned development. Our headquarters building, approximating 10,700 square feet, was completed and we moved into this building in April 2007. We opened on January 30, 2006 in a temporary full-service banking facility, while our permanent headquarters building was under construction.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. Any loan, the lesser of $500,000 or five percent of capital, to any director of the bank is approved by the board of directors of the bank and all loans to directors are made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.

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

        Allowance for Loan Losses. We maintain an allowance for loan losses, which we have established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Due to our lack of history in our loan portfolio, our allowance for loan losses is approximately 1.23% of the outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

        Real Estate Loans. Loans secured by first or second mortgages on real estate make up approximately 78% of the bank’s loan portfolio. These loans generally include commercial real estate loans, construction and development loans, and residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and are more likely to be fixed for shorter-term loans. The bank generally charges an origination fee on each loan.

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

        We have the ability to originate real estate loans for sale to the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

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

• Residential Real Estate Loans. These loans generally have longer terms, up to 30 years. We offer fixed and adjustable rate mortgages, and we act as brokers and receive a brokerage fee, for most or all of the long-term first mortgage residential real estate loans that we generate in the secondary market. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower’s cash flow, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By acting as a broker, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

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

        We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

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

Deposit Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations. These services include checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Greenville area. In addition, we offer IRAs. We solicit these accounts from individuals, businesses, and other organizations. We obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations, and advertisements published in the local media. Additionally, we solicit brokered deposits.

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

Competition and market share

        The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans as well as legal lending limits to any one borrower, credit and service charges, the quality of services rendered, and the convenience of banking facilities. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services on a statewide basis. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small to medium-sized businesses and individuals. We believe we compete effectively in this market by offering relationship banking and high quality service.

        According to FDIC data at June 2007, the deposit base in the Greenville Metropolitan Statistical Area amounted to approximately $11.7 billion. At December 31, 2007, we believe the bank’s deposits represented approximately .26% of this market.

Employees

        As of March 7, 2008, we had 13 full-time employees and no part-time employees.

Risk Factors

We expect to incur losses for at least our first two years, and there is a risk we may never become profitable.

        Our bank is a de novo bank that began operations in January 2006. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a large number of clients to deposit and borrow money. Our future profitability is also dependent on numerous other factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we expect to become profitable in our third year of operation, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. Although we expect to break even in the first quarter of 2008 and become profitable on a monthly basis in 2008, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become profitable and you will lose part or all of your investment.

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

We may have higher loan losses than we have allowed for in our allowance for loan losses.

        Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. Approximately 75% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered riskier than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

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

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small and medium-sized business. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition and results of operations may be adversely affected.

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

        As of December 31, 2007, approximately 78% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

There is no public market for our shares, and we do not believe that we have enough shareholders or outstanding shares to support an active trading market, even if we are eventually listed on a recognized trading exchange.

        There is currently no established market for our common stock, and we have no current plans to list our stock on NASDAQ or any other exchange. For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

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

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. If the bank were to become “under-capitalized (see below “BankGreenville—Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy. Additionally, under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition. Further, any loans by bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under “BankGreenville — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company. Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “BankGreenville– Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

BankGreenville

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions and the FDIC.

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

        Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

        As of December 31, 2007, the bank was deemed to be “well capitalized.”

        Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Deposit Insurance and Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the bank. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits. For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

        Transactions with Affiliates and Insiders. The company is a legal entity separate and distinct from the bank and its other subsidiaries. Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries. The company and the bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

        The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks. However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

        Anti-Tying Restrictions. Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. The FDIC conducted our first CRA examination in January 2008.

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

        Consumer Protection Regulations. Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

        Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Item 2.   Description of Property

        Our permanent headquarters building is located at the corner of Woodruff Road and Rocky Slope Road near Laurens Road, at 499 Woodruff Road, Greenville, South Carolina 29607. The building is a full service banking facility with three drive-thru lanes and a drive-thru ATM. The site is approximately 1.23 acres and the building is approximately 10,700 square feet. We believe that the property is adequately covered by insurance.

Item 3.   Legal Proceedings.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

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

        As of March 7, 2008, there were 1,180,000 shares of common stock outstanding held by 134 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in December 2005. The price per share in our initial public offering was $10.00. The following table shows the reported high and low bid information as quoted on the OTC Bulletin Board since our common stock began trading publicly:

	High	Low
First quarter 2007	$10.10	$9.51
Second quarter 2007	9.75	8.75
Third quarter 2007	8.95	6.51
Fourth quarter 2007	9.00	6.50

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

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

General

        Our bank opened for business on January 30, 2006. Accordingly, the year ended December 31, 2006 included approximately eleven months of banking operations. The comparison of the years ended December 31, 2007 and December 31, 2006 should be read in that context. From January 1, 2006 to January 30 2006, we engaged in pre-opening activities, including, without limitation, the pursuit of regulatory approvals from the FDIC and the South Carolina Board of Financial Institutions to charter the bank and from the Federal Reserve to become a bank holding company.

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

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2007, included herein.

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

Results of Operations

General

        Our net loss for the year ended December 31, 2007 was $494,350, or $0.42 per share, compared to $785,385, or $0.67 per share, for the same period in 2006, an improvement of $291,035, or 37%.

        Our net loss for the fourth quarter of 2007 was $39,682, or $0.03 per share, compared to $145,414, or $0.12 per share for the same period in 2006, an improvement of $105,732, or 73%.

        We incurred $48,502 in pre-opening expenses for the period January 1, 2006 to January 30, 2006, the date our bank opened for business, and only had approximately eleven months of banking operations in 2006. Our organizational costs were expensed when incurred in accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

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

        Net interest income was $1,388,109 for the year ended December 31, 2007, an increase of $597,343 or 76% over net interest income of $790,766 for the year ended December 31, 2006. Interest income of $2,796,235 for the year ended December 31, 2007 included $1,894,835 on loans, $707,096 on investment securities and $194,304 on federal funds sold. Loan interest and related fees improved $1,341,279 or 242% over 2006, due to continued growth in the loan portfolio volume. Total interest expense of $1,408,126 for the year ended December 31, 2007 included $1,400,145 related to deposit accounts and $7,981 on federal funds purchased and Federal Home Loan Bank borrowings. Interest expense on deposits increased $1,014,728, or 263%, due to continued growth in deposits, primarily certificates of deposit.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income over the life of the loans.

Average Balances, Income and Expenses, Yields and RatesFor
the Years Ended December 31,

	2007			2006

	Average	Income/	Yield	Average	Income/	Yield
	balance	expense	/rate	balance	expense	/rate
Interest-earning assets:
Federal funds sold	$3,920,767	$194,304	4.96%	$7,057,062	$345,686	4.90%
Investment securities and FHLB stock	12,272,414	707,096	5.76	4,909,854	276,941	5.64
Loans (1)	22,595,295	1,894,835	8.39	6,779,188	553,556	8.17

Total interest-earning assets	38,788,476	2,796,235	7.21%	18,746,104	1,176,183	6.27%
Non-earning assets	3,329,161			708,680

Total assets	$42,117,637			$19,454,784

Interest-bearing liabilities:
Interest checking	$1,327,831	$29,431	2.22%	$451,096	$3,250.72%
Savings and money market	8,666,465	326,004	3.76	4,696,395	197,521	4.21
Time deposits	19,748,967	1,044,710	5.29	3,648,883	184,646	5.06
Federal funds purchased	130,849	6,764	5.17	-	-	-
FHLB borrowings	33,425	1,217	3.64	-	-	-

Total interest-bearing liabilities	29,907,537	1,408,126	4.71%	8,796,374	385,417	4.38%

Non-interest bearing liabilities	2,592,529			1,210,237
Shareholders’ equity	9,617,571			9,448,173

Total liabilities and shareholders' equity	$42,117,637			$19,454,784

Net interest spread			2.50%			1.89%

Net interest income/margin		$1,388,109	3.58%		$790,766	4.22%

        (1)   Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the year ended December 31, 2007 was 3.58%, a decrease of 64 basis points from the net interest margin of 4.22% for the year ended December 31, 2006. This decrease can be attributed to the costs of our funding sources. We relied on a higher volume of certificates of deposits, both local and brokered, to fund the growth of our loan portfolio in 2007. These deposits are priced higher than core deposits and our average cost on time deposits increased from 5.06% to 5.29%. Additionally, for the first time in 2007, we utilized alternative funding sources of federal funds purchased and FHLB borrowings. Earning assets averaged $38.8 million for the year ended December 31, 2007, increasing from $18.7 million for the year ended December 31, 2006. The net interest margin is calculated by dividing net interest income by year-to-date average earning assets. Our net interest spread was 2.50% for the year ended December 31, 2007. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the comparative periods presented. Changes attributed to both rate and volume, have been allocated on a pro rata basis.

	2007 Compared to 2006

	Total	Change in	Change in
	Change	Volume	Rate
Interest-earning assets:
Federal funds sold	$(151,382)	$(155,572)	$4,190
Investment securities and FHLB stock	430,155	424,137	6,018
Loans	1,341,279	1,325,975	15,304

Total interest income	1,620,052	1,594,540	25,512

Interest-bearing liabilities:
Interest-bearing deposits	1,014,728	983,608	31,120
Federal funds purchased and FHLB borrowings	7,981	7,981	-

Total interest expense	1,022,709	991,589	$31,120

Net interest income	$597,343	$602,951	$(5,608)

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

        Our provision for loan losses for the year ended December 31, 2007 was $238,821, an increase of $28,442 or 14% over our provision of $210,379 for the year ended December 31, 2006. The allowance as a percentage of gross loans decreased to 1.23% at December 31, 2007 from 1.50% at December 31, 2006, due to management’s continued evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

        Noninterest income for the year ended December 31, 2007 was $60,032 compared to $27,016 for the year ended December 31, 2006. Service charges and other fees on deposit accounts were $19,163 for the year ended December 31, 2007, an improvement of $11,767 over the year ended December 31, 2006 due to an increase in deposit accounts. For the year ended December 31, 2007, mortgage loan origination fees were $37,556, an increase of $17,936, or 91% from 2006, as we continued to increase the volume of mortgage loans originated. In 2007, we sold one investment security and recognized a gain of $3,313. There were no sales in 2006.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the year ended December 31, 2007 and 2006.

	2007	2006
Compensation and benefits	$953,430	$759,828
Occupancy and equipment	205,765	250,008
Data processing and related costs	179,646	103,374
Marketing, advertising and shareholder communications	74,233	48,585
Legal and audit	52,885	67,757
Other professional fees	53,396	3,475
Supplies, postage and telephone	43,040	50,937
Insurance	16,970	17,055
Credit related expenses	24,633	30,163
Courier and armored carrier service	18,601	16,805
Regulatory fees and FDIC insurance	24,602	7,356
Other	56,469	37,445

Total noninterest expense	$1,703,670	$1,392,788

        Noninterest expenses were $1,703,670 for the year ended December 31, 2007 compared to $1,392,788 for the year ended December 31, 2006. The most significant component of noninterest expense is compensation and benefits, which totaled $953,430 for the year ended December 31, 2007, compared to $759,828 for the year ended December 31, 2006. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Occupancy and equipment expense of $205,765 in 2007 decreased from $250,008 in 2006. Occupancy and equipment costs were higher in 2006 due to site preparation costs associated with our temporary modular facility site. Data processing and related expense increased from $103,374 in 2006 to $179,646 in 2007, primarily due to an increase in our core processor charges because of the increased volume of new accounts. Other professional fees increased from $3,475 in 2006 to $53,396 in 2007, primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007, as well as additional third-party consultant costs incurred for compliance, loan and internal audit reviews. Regulatory fees and FDIC insurance increased from $7,356 in 2006 to $24,602 in 2007 as we began incurring FDIC assessments in 2007. These assessments are based on deposit levels.

Income Tax Benefit

          The Company had no currently taxable income for the years ended December 31, 2007 and 2006. The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

        At December 31, 2007, total assets were $58.6 million compared to $31.7 million at December 31, 2006, for an increase of $26.9 million, or 85%. The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 94% and 91% of total assets at December 31, 2007 and December 31, 2006. Gross loans totaled $36.2 million, an increase of $22.2 million, or 158% from $14.0 million at December 31, 2006. Investment securities and Federal Home Loan Bank stock were $18.7 million, an increase of $8.9 million or 91% from $9.8 million at December 31, 2006. Investment in overnight federal funds decreased $5.0 million to $-0- at December 31, 2007. During 2007, we moved these funds into higher yielding securities available for sale and loans, and at December 31, 2007, we were in a federal funds purchased (borrowing) position of $1.6 million. We completed our permanent headquarters on March 31, 2007 and the costs of $1.3 million included in “building construction in progress” at December 31, 2006 were transferred to “property and equipment”, which totaled $2.9 million, at December 31, 2007.

        Deposits totaled $44.1 million at December 31, 2007, a $23.2 million, or 111% increase from $20.9 million at December 31, 2006. Federal funds purchased and Federal Home Loan Bank borrowings were $1.6 million and $2.4 million, respectively, at December 31, 2007. No amounts were outstanding at December 31, 2006. Shareholders’ equity was $9.7 million and $10.1 million at December 31, 2007 and December 31, 2006, respectively.

Investments

        At December 31, 2007, our investment securities portfolio was $18.5 million and represented approximately 32% of our total assets. Investments increased $8.7 million from $9.8 million at December 31, 2006. Our portfolio consisted of U.S. government sponsored agencies of $7.6 million, mortgage-backed agencies of $9.9 million, taxable municipal securities of $0.4 million and corporate bonds of $0.5 million. All of our investment securities are classified available for sale.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2007 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life and modified duration of our investments securities portfolio were 5.28 and 3.92 years, respectively, at December 31, 2007. The average yields are based on amortized cost.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total

2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government
sponsored
agencies	$-	-	$-	-	$3,388,949	5.97%	$4,245,020	5.88%	$7,633,969	5.92%
Mortgage-backed
agencies	-	-	-	-	-	-	9,930,816	5.54%	9,930,816	5.54%
Taxable municipal
securities	-	-	-	-	-	-	407,639	5.51%	407,639	5.51%
Corporate bonds	-	-	-	-	508,484	5.75%	-	-	508,484	5.75%

Total	$-	-	$-	-	$3,897,433	5.89%	$14,583,475	5.68%	$18,480,908	5.70%

                 The amortized costs and the fair value of our investment securities at December 31, 2007 and 2006 are shown in the following table.

	2007			2006
	Amortized		Fair	Amortized	Fair
Available for Sale	Cost		Value	Cost	Value

U.S. Government sponsored agencies	$7,594,037		$7,633,969	$6,871,131	$6,867,287
Mortgage-backed agencies	9,914,098		9,930,816	2,925,726	2,939,132
Taxable municipal securities	405,828		407,639	-	-
Corporate bonds	509,111		508,484	-	-

Total	$18,423 07	4	18,480,908	9,796,857	9,806,419

        We believe, based on industry analyst reports and credit ratings, the deterioration in fair values of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        Investment securities with market values of approximately $5.9 million and $1.0 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        Gross realized gains on the sale of available for sale securities for the year ended December 31, 2007 were $3,313. We had no sales of investment securities in 2006.

        In 2007, we became a member of the Federal Home Loan Bank, and at December 31, 2007, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $183,000. This investment is carried at cost, which approximates fair market value. This stock pays a quarterly dividend, which is currently 6%.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2007 were $36.2 million, or 66% of interest-earning and 62% of total assets, compared to $14.0 million, or 49% of interest-earning and 44% of total assets at December 31, 2006.

        Loans secured by real estate mortgages comprised approximately 78% of loans outstanding at December 31, 2007 and 66% at December 31, 2006. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Commercial loans and lines of credit represented approximately 19% and 34% of our loan portfolio at December 31, 2007 and 2006, respectively.

        Our construction and development, and land loan portfolio increased in 2007, due primarily to the significant amount of construction activity in Greenville County in 2007. These loans represented approximately 34% and 14% at December 31, 2007 and 2006, respectively.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

        The following table summarizes the composition of our loan portfolio as of December 31, 2007 and 2006.

	2007		2006

		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$12,252,447	33.8%	$2,003,355	14.3%
Commercial	7,943,180	21.9	2,644,180	18.9
Residential mortgages	4,913,015	13.6	2,619,485	18.7
Home equity lines	3,241,876	9.0	1,916,581	13.6

Total real estate	28,350,518	78.3%	9,183,601	65.5%

Commercial	6,865,262	19.0%	4,754,119	33.9%
Consumer	991,166	2.7	89,063	0.6
Deferred origination fees, net	(9,180)	-	(1,525)	-

Gross loans	36,197,766	100.0%	14,025,258	100.0%

Less allowance for loan losses	(446,184)		(210,379)

Total loans, net	35,751,582		13,814,879

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

        The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2007.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real estate- mortgage	$2,256,525	$10,510,150	$3,331,396	$16,098,071
Real estate- construction	7,943,273	4,309,174	-	12,252,447

Total real estate	10,199,798	14,819,324	3,331,396	28,350,518

Commercial	3,989,257	2,531,089	344,916	6,865,262
Consumer- other	336,899	334,355	319,912	991,166

Gross loans	$14,525,954	$17,684,768	$3,996,224	$36,206,946

Deferred origination fees, net				(9,180)

Gross loans, net of deferred fees				$36,197,766

Loans maturing after one year with
Fixed interest rates				$10,099,815

Floating interest rates				$11,581,177

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $446,184 and $210,379 as of December 31, 2007 and December 31, 2006, respectively, and represented 1.23% of outstanding loans at December 31, 2007 and 1.50% at December 31, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

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

        Because of our short operating history and the lack of seasoning of our loan portfolio, we do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to assess the grading of samples of loans.

        Charge-offs totaled $3,279 and recoveries were $263 in 2007 and were related to a commercial loan. There were no charge-offs in 2006. There were no nonaccrual or nonperforming loans at December 31, 2007 or 2006, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

        At December 31, 2007, we were not aware of any potential problem loans, nor any loans considered impaired.

Deposits

        Our primary source for our loans and investments is our deposits. Total deposits as of the years ended December 31, 2007 and 2006 were $44.1 million and $20.9 million, respectively. The following table shows the balance outstanding and the average rates paid on deposits during 2007 and 2006.

	2007		2006

	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$1,954,715	-%	$1,478,051	-%
Interest-bearing checking	2,563,965	2.22%	1,132,144.72%
Money market and savings	8,909,714	3.76%	8,672,490	4.21%
Time deposits less than $100,000	6,949,347	5.33%	4,672,876	5.04%
Time deposits $100,000 and over	11,514,920	5.38%	2,950,440	5.05%
Brokered time deposits, less than $100,000	12,207,000	5.05%	2,026,000	5.20%

Total	$44,099,661	4.39%	$20,932,001	4.12%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $20.4 million at December 31, 2007. Our loan-to-deposit ratio was 82% and 67% at December 31, 2007 and 2006, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2007 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $12.2 million at December 31, 2007. All of our time deposits are certificates of deposits.

        The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2007 was as follows:

Three months or less	$2,233,671
Over three through six months	16,416,127
Over six through twelve months	4,882,046
Over twelve months	190,076

Total	$23,721,920

Borrowings and lines of credit

        At December 31, 2007, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.4 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the third quarter of 2007. The highest month-end amount outstanding was $2,670,000 at November 30, 2007, and the average interest rate paid on these borrowings during the third quarter was 4.50%. At December 31, 2007, $1,648,000 was outstanding at an interest rate of 4.60%. No amounts were outstanding at December 31, 2006, or during the year then ended.

        We are also a member of the Federal Home Loan Bank. At December 31, 2007, we had $2.4 million outstanding in Federal Home Loan Bank borrowings. This advance matures on December 27, 2010 and has a one-year call option on December 27, 2008. The interest rate on this advance is 3.64%. Available credit with the Federal Home Loan Bank was approximately $3.4 million at December 31, 2007. Refer to “Liquidity” below for further discussion.

Capital Resources

        Total shareholders’ equity was $9.7 million at December 31, 2007 a decrease of $387,971 from $10.1 million at December 31, 2006. Common stock increased due to stock compensation expense of $58,107 in 2007. Shareholders’ equity was reduced by our net loss of $494,350 for the year ended December 31, 2007. Unrealized gains on investment securities available for sale increased shareholders’ equity by $48,272 during 2007.

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies”, which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although we file periodic reports with the SEC, we believe that because our stock is not registered under Section 12 of the Securities Exchange Act and is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

        The following table sets forth the holding company and the bank capital ratios at December 31, 2007 and 2006. For all periods, the bank was considered “well capitalized”.

	2007		2006
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital	23.45%	23.32%	54.85%	54.61%
Tier 1 risk-based capital	22.41	22.28	53.73	53.49
Leverage capital	18.62	18.52	37.45	36.52

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures in 2008. All outstanding commitments at December 31, 2006 and associated with the construction of our headquarters building were paid in 2007.

Return on Equity and Assets

        The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2007 and 2006. Since our inception, we have not paid cash dividends.

	2007	2006

Return on average assets	(1.17)%	(4.04)%

Return on average equity	(5.14)	(8.31)

Equity to assets ratio	22.84	48.56

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

Off-Balance Sheet Risk

Through the bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At December 31, 2007, we had issued commitments to extend credit of approximately $5.6 million through various types of lending arrangements. Included in these commitments were standby letters of credit of $72,519. Fixed rate commitments were $0.6 million and variable rate commitments were $5.0 million. At December 31, 2006, commitments to extend credit amounted to $3.1 million.

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

        At December 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $830,543, or approximately 1.42% of total assets. Our investment securities available for sale at December 31, 2007 amounted to $18.5 million or approximately 31.6% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2007, $5.9 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $5.4 million. Availability on these lines of credit was $3.8 million at December 31, 2007. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. The unused borrowing capacity available from the FHLB at December 31, 2007 was approximately $3.4 million, assuming that the above pledging and stock purchase requirements can be met. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2007 at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
	Within three	but within	within five	After five
December 31, 2007	months	twelve months	years	years	Total

Interest-earning assets:
Federal funds sold	$-	$-	$-	$-	$-
Investment securities	978,678	-	-	17,502,230	18,480,908
FHLB stock	-	-	-	183,000	183,000
Loans	24,575,361	1,522,589	9,463,018	636,798	36,197,766

Total interest-earning assets	$25,554,039	$1,522,589	$9,463,018	$18,322,028	$54,861,674

Interest-bearing liabilities:
Interest-bearing checking	$2,563,965	$-	$-	$-	$2,563,965
Money market and savings	8,909,714	-	-	-	8,909,714
Time deposits	4,436,314	20,899,057	5,133,819	202,077	30,671,267
Federal funds purchased	1,648,000	-	-	-	1,648,000
FHLB borrowings	-	2,440,000	-	-	2,440,000

Total interest-bearing
liabilities	$17,557,993	$23,339,057	$5,133,819	202,077	$46,232,946

Period gap	$7,996,046	$(21,816,468)	$4,329,199	18,119,951
Cumulative gap	7,996,046	(13,820,422)	(9,491,223)	8,628,728
Ratio of cumulative gap to total
interest-earning assets	14.57%	(25.19)%	(17.30)%	15.73%

Recently issued accounting standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the company.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the company’s accounting measurements but it is expected to result in additional disclosures.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the company on January 1, 2008. The company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the company on January 1, 2009. Earlier adoption is prohibited. The company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to clarify the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the company’s financial position, results of operations or cash flows.

Item 7.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BankGreenville Financial Corporation and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of BankGreenville Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankGreenville Financial Corporation and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of BankGreenville Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Controls Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Greenville, South Carolina
March 17, 2008

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
Assets
Cash and due from banks	$830,543	$552,972
Federal funds sold	-	4,991,000

Total cash and cash equivalents	830,543	5,543,972
Investment securities available for sale	18,480,908	9,806,419
Federal Home Loan Bank stock	183,000	-
Loans, net	35,751,582	13,814,879
Property and equipment, net	2,865,258	808,045
Building construction in progress	-	1,327,968
Accrued interest receivable	319,909	187,439
Other assets	122,706	167,987

Total assets	$58,553,906	$31,656,709

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$1,954,715	$1,478,051
Interest bearing	42,144,946	19,453,950

Total deposits	44,099,661	20,932,001
Accrued interest on deposits	390,868	148,499
Federal funds purchased	1,648,000	-
Federal Home Loan Bank advances	2,440,000	-
Accounts payable and accrued liabilities	296,516	509,377

Total liabilities	48,875,045	21,589,877

Commitments and contingencies - note 9

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
December 31, 2007 and 2006	11,142,669	11,084,562
Accumulated other comprehensive income	57,834	9,562
Retained deficit	(1,521,642)	(1,027,292)

Total shareholders' equity	9,678,861	10,066,832

Total liabilities and shareholders' equity	$58,553,906	$31,656,709

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31
	2007	2006
Interest income
Loans and fees	$1,894,835	$553,556
Investment securities	707,096	276,941
Federal funds sold	194,304	345,686

Total interest income	2,796,235	1,176,183

Interest expense
Deposits	1,400,145	385,417
Other	7,981	-

Total interest expense	1,408,126	385,417

Net interest income	1,388,109	790,766

Provision for loan losses	238,821	210,379

Net interest income after provision for loan losses	1,149,288	580,387

Non-interest income
Gain on investment securities sales	3,313	-
Mortgage brokerage fees	37,556	19,620
Other	19,163	7,396

Total non-interest income	60,032	27,016

Non-interest expense
Compensation and employee benefits	953,430	759,828
Occupancy and equipment	205,765	250,008
Data processing and related costs	179,646	103,374
Marketing, advertising and shareholder communications	74,233	48,585
Legal and audit	52,885	67,757
Other professional fees	53,396	3,475
Supplies, postage and telephone	43,040	50,937
Insurance	16,970	17,055
Credit related expenses	24,633	30,163
Courier and armored carrier service	18,601	16,805
Regulatory fees and FDIC insurance	24,602	7,356
Other	56,469	37,445

Total non-interest expense	1,703,670	1,392,788

Loss before income tax benefit	(494,350)	(785,385)
Income tax benefit	-	-

Net loss	$(494,350)	$(785,385)

Basic and diluted loss per common share	$(0.42)	$(0.67)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the years ended December 31, 2007 and December 31, 2006

			Accumulated
			other		Total
	Common stock		comprehensive	Accumulated	shareholders’
	Shares	Amount	income	deficit	equity

Balance, December 31, 2005
(Development stage enterprise)	1,180,000	$11,035,013	$-	$(241,907)	$10,793,106

Adjustment of 2005 accrued
offering expenses to actual	-	274	-	-	274

Stock compensation expense	-	49,275	-	-	49,275

Comprehensive loss:

Net loss	-	-	-	(785,385)	(785,385)

Unrealized gains on investment
securities available for sale,
no tax effect	-	-	9,562	-	9,562

Total comprehensive loss	-	-	-	-	(775,823)

Balance, December 31, 2006	1,180,000	11,084,562	9,562	(1,027,292)	10,066,832

Stock compensation expense	-	58,107	-	-	58,107

Comprehensive loss:

Net loss	-	-	-	(494,350)	(494,350)

Unrealized gains on investment
securities available for sale,
no tax effect	-	-	48,272	-	48,272

Total comprehensive loss	-	-	-	-	(446,078)

Balance, December 31, 2007	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006
Operating activities
Net loss	$(494,350)	$(785,385)
Provision for loan losses	238,821	210,379
Stock compensation expense	58,107	49,275
Depreciation	87,659	32,555
Accretion of discounts on investment securities, net	(5,309)	(1,816)
Amortization of land improvements	-	105,317
Earnest money deposit on land	-	20,000
Gain on the sale of investment securities	3,313	-
Increase in interest receivable	(132,470)	(184,997)
Decrease (increase) in other assets	45,281	(132,791)
Increase in accrued interest payable on deposits	242,369	148,499
(Decrease) increase in accounts payable and accrued liabilities	(212,861)	363,674

Net cash used in operating activities	(169,440)	(175,290)

Investing activities
Increase in loans, net	(22,175,524)	(14,025,258)
Purchase of investment securities available for sale	(11,866,823)	(10,933,728)
Proceeds from sales and calls of investment securities	2,676,305	1,030,000
Proceeds from principal paydowns on mortgage-backed securities	566,297	108,687
Purchase of Federal Home Loan Bank stock	(183,000)	-
Purchase of property and equipment	(821,389)	(820,680)
Disposal of fixed assets	4,485	-
Building construction in progress	-	(1,301,305)

Net cash used for investing activities	(31,799,649)	(25,942,284)

Financing activities
Net increase in common stock due to adjustment in stock offering costs	-	274
Increase in deposits, net	23,167,660	20,932,001
Increase in notes payable to Federal Home Loan Bank	2,440,000	-
Increase in federal funds purchased	1,648,000	-

Net cash provided from financing activities	27,255,660	20,932,275

Net decrease in cash and cash equivalents	(4,713,429)	(5,185,229)
Cash and cash equivalents, beginning of year	5,543,972	10,729,271

Cash and cash equivalents, end of year	$830,543	$5,543,972

Supplemental information
Cash paid for:
Interest	$1,164,541	$236,918

Schedule of non-cash transactions:
Increase in unrealized gains on investment securities, no income tax	$48,272	$9,562

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

Investment securities

          Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At December 31, 2007 and 2006, the Company’s investment securities were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Federal Home Loan Bank stock

         The Bank is a member of the Federal Home Loan Bank, (“FHLB”), and is required to own FHLB stock. The amount of FHLB stock owned is determined based on the Bank’s balance of residential mortgages and outstanding advances. FHLB stock was $183,000 and $-0- at December 31, 2007 and 2006, respectively. No ready market or quoted market value exists for this stock. Because redemption of FHLB stock has historically been at par value, the carrying amount is deemed to be a reasonable estimate of fair value.

Loans receivable

          Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

        Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2007, management has determined that the Company had no impaired loans.

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

        The allowance consists of an evaluation of certain individual loans, including impairment determination and a general evaluation of groups of loans with similar risk characteristics. For loans that are considered impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower that the carrying value of the loan. The general component covers groups of loans with similar risk characteristics and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating individual and general losses in the portfolio.

        A loan is considered impaired when, based on current information, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis and takes into consideration all of the circumstances surrounding the loan and the borrower.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

Building construction in progress

        Building construction in progress includes architectural and construction costs for our permanent headquarters building. We completed our permanent headquarters on March 31, 2007 and the costs included in “building construction in progress” were transferred to “property and equipment”.

Residential loan origination fees

        The Company offers residential loan origination services to its clients. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent. The Company does not retain servicing rights.

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

        In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to clarify the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Advertising and marketing

        Marketing, promotional and other advertising costs generally are expensed when incurred.

Net loss per share

        Basic loss per share represents net loss available to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2007 and 2006, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

Stock compensation plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. 10,000 of these warrants expired in February 2008, due to the death of one of our organizing directors in 2007. The average fair value per share of warrants issued amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0%, dividend rate of 0%, and expected lives of five years.

        In addition, during 2006, the Company adopted a stock option plan. 212,400 shares are authorized under the plan. 100,650 options to purchase common stock at $10.00 per share were granted in 2006 and 1,250 options were forfeited. 11,500 options were granted in 2007 and 5,000 options were forfeited. 105,900 options were outstanding at December 31, 2007. The options vest over a five year period from the date of grant and have a contractual term of ten years.

        On January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. Previously, stock option plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)" (“APB 25”). Under the intrinsic value method prescribed by APB 25, the Company would not have recognized compensation cost for stock options because the option exercise price in its plan equals the market price on the date of grant. In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the grant date for all new stock options granted and for any outstanding unvested awards, applying the fair value method to those awards as of the date of grant, and is expensed over the employee’s requisite service period.

        At December 31, 2007, the Company had 105,900 options outstanding at $10.00 per share, of which 18,880 were vested. At December 31, 2006, there were 99,400 options outstanding at $10.00 per share, of which none were vested. The options have a weighted average remaining contractual term of approximately 8.25 years. Total unrecognized compensation cost related to non-vested options granted as of December 31, 2007 was $185,827, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $58,107 and $49,275 for the years ended December 31, 2007 and 2006, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero at December 31, 2007.

        The weighted average fair value per share of options granted in 2007 amounted to $3.10.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 4%, risk-free interest rate of 5.01%, dividend rate of 0%, and expected lives of seven and a half years.

        The weighted average fair value per share of options granted in 2006 amounted to $2.82.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.45%, dividend rate of 0%, and expected lives of seven and a half years.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – INVESTMENT SECURITIES

        The amortized costs and fair values of investment securities available for sale were as follows at December 31, 2007 and 2006.

		Gross Unrealized
December 31, 2007	Amortized cost	Gains	Losses	Fair value
U. S. Government
sponsored agencies	$7,594,037	$39,932	$-	$7,633,969
Mortgage-backed agencies	9,914,098	31,448	14,730	9,930,816
Taxable municipal securities	405,828	1,811	-	407,639
Corporate bonds	509,111	-	627	508,484

Total	$18,423,074	$73,191	$15,357	$18,480,908

December 31, 2006
U. S. Government
sponsored agencies	$6,871,131	$134,084	$137,928	$6,867,287
Mortgage-backed agencies	2,925,726	22,522	9,116	2,939,132

Total	$9,796,857	$156,606	$147,044	$9,806,419

        The following table shows the gross unrealized losses and fair values, by investment category, and length of time that individual investment securities has been in a continuous unrealized loss position at December 31, 2007.

	Less Than Twelve Months		Over Twelve Months
		Unrealized		Unrealized
December 31, 2007	Fair Value	Losses	Fair Value	Losses
Mortgage-backed agencies	$978,678	$14,420	$893,122	$310
Corporate bonds	508,484	627	-	-

Total	$1,487,162	$15,047	$893,122	$310

        At December 31, 2007, one individual security, a Fannie Mae mortgage-backed agency, had been in a continuous loss position for 12 months or more. The unrealized loss on this investment security was $310 at December 31, 2007. The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair value of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

NOTE 2 – INVESTMENT SECURITIES, continued

        The amortized costs and fair values of investment securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	Amortized
December 31, 2007	cost	Fair value

Due after five but within ten years	$3,878,477	$3,897,433
Due after ten years	14,544,597	14,583,475

Total	$18,423,074	$18,480,908

        Investment securities with market values of approximately $5.9 million and $1.0 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        Gross realized gains on the sale of available for sale securities for the year ended December 31, 2007 were $3,313. We had no sales of investment securities in 2006.

NOTE 3 – LOANS

        Major loan categories and corresponding amounts outstanding at December 31, 2007 and 2006 were as follows.

	December 31,
	2007	2006
Real estate:
Construction and development and land	$12,252,447	$2,003,355
Commercial	7,943,180	2,644,180
Residential mortgages	4,913,015	2,619,485
Home equity lines	3,241,876	1,916,581

Total real estate secured loans	28,350,518	9,183,601

Commercial	6,865,262	4,754,119
Consumer	991,166	89,063
Deferred origination fees, net	(9,180)	(1,525)

Gross loans	36,197,766	14,025,258
Less allowance for loan losses	(446,184)	(210,379)

Loans, net	$35,751,582	$13,814,879

        At December 31, 2007 and 2006, the Company had no non-accrual loans or loans past-due 90 days or more. For the years ended December 31, 2007 and 2006, there was no forgone interest income on non-accrual loans. At December 31, 2007 and 2006, and during the years then ended, there were no loans considered impaired.

        The Bank makes loans to individuals and small to medium sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. The Company has a diversified loan portfolio and the portfolio is not dependent on any specific economic segment or industry. The Company regularly monitors credit concentration based on loan purpose, collateral type, industry type and loan amounts outstanding to any one borrower. At December 31, 2007, there were no material concentrations of credit risk within the Company’s loan portfolio.

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

NOTE 3 – LOANS, continued

        Related party loan activity for the years ended December 31, 2007 and 2006 is shown below. Amounts are approximate.

	2007	2006
Loans outstanding, beginning of year	$762,000	$-
New loans and advances on lines of credit	1,092,000	1,065,000
Repayments on loans	(597,000)	(303,000)

Related party loans outstanding, end of year	$1,257,000	$762,000

        At December 31, 2007 and 2006, there were commitments to extend credit of approximately $501,000 and $247,000, respectively, to related parties.

        The amounts of fixed and variable rate loans included in the loan portfolio at December 31, 2007 and 2006 were as follows:

	2007	2006
Variable rate loans	$24,550,026	$11,104,439
Fixed rate loans	11,647,740	2,920,819

Gross loans	$36,197,766	$14,025,258

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by the provision charged to operating income and by recoveries on loans previously charged-off, and is decreased by loans deemed uncollectible and charged-off. The allowance for loan losses at December 31, 2007 and 2006 is shown below.

	December 31,
	2007	2006
Balance, beginning of year	$210,379	$-
Provision for loan losses	238,821	210,379
Loans charged off	(3,279)	-
Recoveries of loans previously charged off	263	-

Balance, end of year	$446,184	$210,379

NOTE 4 – PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment are shown below at December 31, 2007 and 2006.

	December 31,
	2007	2006
Land and land improvements	$645,558	$654,610
Building and improvements	2,017,874	-
Equipment	318,886	187,321

Total property and equipment	2,982,318	841,931
Less: accumulated depreciation	(117,060)	(33,886)

Property and equipment, net	$2,865,258	$808,045

        Depreciation expense for the years ended December 31, 2007 and 2006 was $87,659 and $32,555, respectively. Accumulated depreciation was reduced by $4,485 for the disposal of an asset in 2007.

NOTE 5 – DEPOSITS

        The following shows the components of deposit accounts at December 31, 2007 and 2006.

	2007	2006
Non-interest bearing demand deposits	$1,954,715	$1,478,051
Interest bearing checking	2,563,965	1,132,144
Money market and savings	8,909,714	8,672,490
Time deposits, less than $100,000	6,949,347	4,672,876
Time deposits, $100,000 and over	11,514,920	2,950,440
Brokered time deposits, less than $100,000	12,207,000	2,026,000

Total deposits	$44,099,661	$20,932,001

        Interest expense on time deposits greater than $100,000 was $506,769 and $124,704 for the years ended December 31, 2007 and 2006, respectively. Related party deposits totaled approximately $3.1 million and $4.9 million at December 31, 2007 and 2006, respectively. Public deposits totaled $2,553,383 at December 31, 2007, and $1,053,383 at December 31, 2006, and investment securities were pledged to secure these deposits.

         At December 31, 2007, the scheduled maturities of certificates of deposit were as follows.

2008	$25,335,371
2009	4,917,819
2010	216,000
2011 and thereafter	202,077

Total	$30,671,267

NOTE 6 – BORROWINGS AND UNUSED LINES OF CREDIT

        At December 31, 2007, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,400,000 in unsecured federal funds. The interest rate on borrowings under these lines of credit is the prevailing market rate for federal funds purchased. The lines of credit are available on a one to fourteen day basis for general corporate purposes. These accommodation lines of credit are renewable annually, and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the third quarter of 2007. The highest month-end amount outstanding was $2,670,000 at November 30, 2007, and the average interest rate paid on these borrowings during the third quarter was 4.50%. At December 31, 2007, $1,648,000 was outstanding at an interest rate of 4.60%. No amounts were outstanding at December 31, 2006, or during the year then ended.

        Additionally in 2007, the Bank became a member of the FHLB. At December 31, 2007, the Bank had one FHLB advance outstanding of $2,440,000 secured by investment securities and available borrowings of approximately $3.4 million. The interest rate on the advance outstanding is 3.64%. The advance has a maturity date of December 27, 2010 with a call option on December 27, 2008.

NOTE 7 – INCOME TAXES

        Income tax expense for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Current portion
Federal	$-	$-
State	-	-

Total current expense	-	-

Deferred expense (benefit)	(143,151)	(247,321)
Change in valuation allowance	143,151	247,321

Income tax expense	$-	$-

NOTE 7 – INCOME TAXES, continued

        The gross amounts of deferred tax assets and deferred tax liabilities for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets
Allowance for loan losses	$86,692	$39,000
Organization and start-up costs	97,260	107,269
Accrual to cash method of accounting	19,797	-
Net operating loss carryforward	291,097	200,318

Total deferred tax assets	494,846	346,587
Less valuation allowance	(476,727)	(333,576)

	18,119	13,011

Deferred tax liabilities
Accrual to cash method of accounting	-	11,369
Other	18,119	1,642

Total deferred tax liabilities	18,119	13,011

Net deferred tax asset	$-	$-

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2007 and 2006, in consideration of the lack of an established earnings history, management has provided valuation allowances of 100% to reflect its estimate of net realizable value.

        A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2007 and 2006 to income before income taxes follows:

	2007	2006

Tax benefit at statutory rate	$(168,079)	$(267,031)
Change in valuation allowance	143,151	247,321
Other	24,928	19,710

Income tax expense	$-	$-

        The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 8 – RELATED PARTY TRANSACTIONS

        On January 30, 2006, the Company purchased approximately 1.23 acres on which to build its headquarters building, at the corner of Woodruff Road and Rocky Slope Road. A family partnership of one of our directors is a one-third partner in an entity which owned fifty percent of the site. The cost of the site was $614,238. Additionally in 2006, the Company incurred $31,320 for its portion of the maintenance costs of a shared storm water retention system. This same family partnership is a one-third partner in the entity which owns 100 percent of our temporary facility site. No costs associated with this family partnership were incurred in 2007.

        The law firm in which our chairman of the board is a shareholder assisted in the negotiation and preparation of our land purchase agreement and the closing of the headquarters site, as well as the negotiation of the ground lease agreement for our temporary facility site. The fees for these services totaled $-0- and $6,918 for the years ended December 31, 2007 and 2006, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS, continued

        In 2006 and 2007, one of our directors, who is an attorney, prepared employee welfare plan documents for the Company at no cost.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

        The Bank has entered into an agreement with a core data processing provider to provide item and core processing services. At December 31, 2007, the agreement had a remaining term of forty-three months. The monthly cost of this service is based on account and activity volumes, but is expected to be no less than $10,000 per month.

        The Board of Directors has approved employment agreements with the president and chief executive officer and the executive vice president and chief financial officer. These agreements include provisions regarding term, compensation, benefits, incentive programs, stock option plans and severance and non-compete provisions.

        The Bank may become a party to litigation and claims in the normal course of business. At December 31, 2007, management believes there is no material litigation pending.

NOTE 10 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        In the ordinary course of business and to meet the financing needs of its clients, the Bank is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Bank has in particular classes of financial instruments.

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

        At December 31, 2007, the Bank had unfunded commitments to extend credit of approximately $5.6 million through various types of lending arrangements. Included in these commitments were standby letters of credit of $72,519. Fixed rate commitments were $0.6 million and variable rate commitments were $5.0 million. At December 31, 2006, commitments to extend credit amounted to $3.1 million.

NOTE 11 — STOCK COMPENSATION PLANS

         On February 14, 2006, the Company adopted a stock option plan for the benefit of officers and employees. The Board of Directors may grant up to 212,400 options at an option price per share not less than the fair market value of the stock on the date of grant. The options granted to officers and employees vest over five years and expire 10 years from the date of grant. A summary of the status of the plan and changes for the years ended December 31, 2007 and 2006 is shown below.

NOTE 11 — STOCK COMPENSATION PLANS, continued

		December 31
		2007		2006
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding, beginning of year	99,400	$10.00	-	-
Granted	11,500	10.00	100,650	$10.00
Exercised	-		-	-
Forfeited	(5,000)	(10.00)	(1,250)	(10.00)

Options outstanding, end of year	105,900	$10.00	99,400	$10.00

Options exercisable at year-end	18,880		-

Shares available for grant	106,500		113,000

        Upon completion of the stock offering, the Company issued warrants to each of its organizing directors to purchase up to an additional total of 107,500 shares of common stock at $10.00 per share. These warrants were immediately vested and exercisable and expire in 2015. 10,000 of these warrants expired unexercised in February 2008 due to the death of one of our organizing directors. No warrants were exercised in 2007 or 2006.

NOTE 12 – REGULATORY MATTERS

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

        As of December 31, 2007, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category since that notification.

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2007 and 2006.

NOTE 12 – REGULATORY MATTERS, continued

					To be well capitalized
			For capital adequacy		under prompt corrective
			purposes		action provisions
	Actual		Minimum		Minimum
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk
weighted assets	$10,031,000	23.32%	$3,442,000	8.00%	$4,302,000	10.00%
Tier 1 capital to risk
weighted assets	9,585,000	22.28	1,721,000	4.00	2,581,000	6.00
Tier 1 capital to average
assets (leverage ratio)	9,585,000	18.52	2,071,000	4.00	2,588,000	5.00

					To be well capitalized
			For capital adequacy		under prompt corrective
			purposes		action provisions
	Actual		Minimum		Minimum
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk
weighted assets	$10,232,000	54.61%	$1,499,000	8.00%	$1,874,000	10.00%
Tier 1 capital to risk
weighted assets	10,022,000	53.49	749,000	4.00	1,124,220	6.00
Tier 1 capital to average
assets (leverage ratio)	10,022,000	36.52	1,098,000	4.00	1,372,100	5.00

        The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets.

NOTE 13 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

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

NOTE 14– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts with a maturity within one year are valued at their carrying value. The fair value of certificate of deposit accounts with a maturity after one year is estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

        Fair value approximates carrying value for federal funds purchased due to the short term nature of the instrument. Fair value of FHLB advances with a maturity after one year is estimated by discounting cash flows from expected maturities using current interest rates.

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

        The carrying amounts and estimated fair values, rounded to the nearest thousand, of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$831,000	$831,000	$553,000	$553,000
Federal funds sold	-	-	4,991,000	4,991,000
Investment securities available for sale	18,664,000	18,664,000	9,806,000	9,806,000
Federal Home Loan Bank stock	183,000	183,000	-	-
Loans, net	35,752,000	33,361,000	13,815,000	13,621,000

Financial liabilities:
Deposits	44,100,000	44,499,000	20,932,000	20,934,000
Federal funds purchased	1,648,000	1,648,000	-	-
FHLB borrowings	2,440,000	2,440,000	-	-

NOTE 15– PARENT COMPANY FINANCIAL INFORMATION

        Following is condensed financial information of BankGreenville Financial Corporation (parent company only):

Condensed Balance Sheets

	December 31
	2007	2006
Assets:
Cash and cash equivalents	$35,287	$35,287
Investment in subsidiary bank	9,536,192	9,982,270
Due from subsidiary bank	107,382	49,275

Total assets	$9,678,861	$10,066,832

Shareholders’ equity	$9,678,861	$10,066,832

Condensed Statements of Operations
For the years ended December 31,

	2007	2006
Payment from subsidiary bank for organizational costs	$-	$241,907
Equity in undistributed net loss of subsidiary bank	(494,350)	(1,027,292)

Net loss	$(494,350)	$(785,385)

Condensed Statements of Cash Flows
For the years ended December 31,

	2007	2006
Operating activities
Net loss	$(494,350)	$(785,385)
Adjustments to reconcile net loss to net cash
provided by operating activities
Equity in undistributed net loss of
subsidiary bank	494,350	1,027,292
Decrease in other assets	-	209,538
Decrease in accrued expenses	-	(145,703)

Net cash provided by operating activities	-	305,742

Investing activities
Investment in subsidiary bank	-	(11,000,000)
Due from subsidiary bank	(58,107)	(49,275)

Net cash used in investing activities	(58,107)	(11,049,275)

Financing activities
Increase in net proceeds from offering
due to adjustment of stock offering costs	-	274
Stock based compensation	58,107	49,275

Net cash provided by financing activities	58,107	49,549

Decrease in cash and cash equivalents	-	(10,693,984)
Cash and cash equivalents, beginning of year	35,287	10,729,271

Cash and cash equivalents, end of year	$35,287	$35,287

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

        The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.   Other Information

        None.

Part III

Item 9.   Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with
Section 16(a) of the Exchange Act

        The following sets forth information regarding our executive officers and directors. Our bylaws provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class III at the 2008 annual meeting of shareholders, Class I at the 2009 annual meeting of shareholders and Class II at the 2010 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held

Jeffrey L. Dezen	52	2005	2009	Director
Roger H. Gower	56	2005	2009	Director
Frank B. Halter, Jr.	52	2005	2009	Director
R. Bruce Harman	53	2005	2010	Director
Arthur L. Howson, Jr.	56	2005	2010	Chairman of the Board, Director
Paula S. King	48	2005	2010	Chief Financial Officer, Director
Jonathan T. McClure	48	2005	2008	Director
David A. Merline, Jr.	49	2005	2008	Director
William H. Pelham	53	2005	2008	Director
J. Matthew Shouse	39	2008	2008	Director
Russel T. Williams	47	2005	2008	Chief Executive Officer, Director

        Jeffrey L. Dezen, 52, Class I director, is president of Jeff Dezen Public Relations, a marketing and communications consulting firm in Greenville, South Carolina which provides public relations counsel to a diverse group of national and regional corporations. Mr. Dezen’s experience includes sports and manufacturing sectors, professional services, the health care, not-for-profit and hospitality markets, as well as retail and business-to-business channels. He earned a B.A. from Dickinson College and a Masters degree in English at Pennsylvania State University. In addition to having held faculty positions at several universities, including Clemson University and Frostburg State University, Mr. Dezen serves on the board of directors of The Alliance for Quality Education, the Greenville Technical College Marketing Advisory board. He is past-president of Greenville High School’s Parent-Teacher Association. Mr. Dezen has been a Greenville resident since 1985.

        Roger H. Gower, 56, Class I director, is a fifth generation native Greenvillian who returned to Greenville to join Greenville Ob-Gyn Associates in 1982 after graduating from Emory University with a B.A. in chemistry in 1973 and a medical degree from the Medical University of South Carolina in 1977. Dr. Gower was certified by the American College of Ob-Gyn in 1982 and has been annually recertified since 1999. He has been active in medical staff services with the Greenville Hospital System as chairman of planning, medical staff president and chairman of credentialing, as well as serving on the boards of the Greenville Health Corporation and the Physician Hospital Organization. Professionally, he is a fellow of the American College of Ob-Gyn, a member of the American Medical Association, South Carolina and Greenville County medical societies and the South Atlantic Society of Ob-Gyn. He serves as the physician manager of Greenville Ob-Gyn Associates, an eight-doctor group. In the community, he has been involved with the Rotary Club, Westminster Presbyterian Church, the United Way, the American Red Cross and the Greenville County Historical Society, serving on the latter two boards.

        Frank B. Halter, Jr., 52, Class I director, a third-generation Greenvillian and Realtor, has served as president of Coldwell Banker Caine Residential, a real estate brokerage company, since 1999. He manages that company’s residential, relocation and property management and new homes groups. Mr. Halter received his B.S. in finance from the University of South Carolina and has earned the Graduate Realtors Institute and the Certified Real Estate Broker designations from the National Association of Realtors. Mr. Halter is a member of the South Carolina Association of Realtors board of directors, and is president of the Greenville Downtown Business Association. He

is a member of the City Board of Zoning Appeals, of the Greater Greenville Chamber of Commerce Board of Governors and a director of the Greenville Convention and Visitor’s Bureau (CVB). He also serves on the Greenville Hospital System Advisory Board. Mr. Halter is a past director of the Greater Greenville Association of Realtors, past president of the Association’s Multiple Listing Service, and past chairman of the Association’s Professional Standards Committee.

        R. Bruce Harman, 53, Class II director and Audit Committee Chairman, has been employed in various positions since 1986 with R. L. Kunz, Inc., a manufacturer’s representative for industrial and commercial air handling equipment, and has served as president of the company since 2001. Mr. Harman is also a shareholder in the company and is corporate secretary. He attended Clemson University on a basketball scholarship and graduated in 1976 with a B.S. degree in administrative management. In 1979, Mr. Harman obtained an M.B.A. degree in management and marketing from Concordia University in Montreal, Quebec. Since 1986, Mr. Harman has been a licensed certified public accountant in the state of South Carolina and is a member of the American Institute of Certified Public Accountants and the South Carolina Association of Certified Public Accountants.

        Arthur L. Howson, Jr., 56, Class II director and chairman of our board, is a shareholder of Gallivan, White & Boyd, P.A., where he has practiced since 1981, specializing in real estate, banking, and corporate law. He is a member of the South Carolina Bar, the Greenville County Bar, and the American Bar Association, and is listed in the book The Best Lawyers in America in the field of Real Estate Law. Mr. Howson received an A.B. degree in History from the University of North Carolina at Chapel Hill in 1973 and a J.D. degree from the University of South Carolina School of Law in 1976. While in law school, Mr. Howson was a member of the Order of Wig and Robe. He was admitted to practice law in the State of South Carolina in 1976. Mr. Howson has been active in the community through business, civic, and church activities. He has served as president of Senior Action, Inc., the Greenville Chorale, and Greenville Friends of the Zoo and has served as a member of the board of directors of Gateway House, Inc. He is a member of Westminster Presbyterian Church, where he has served as an elder and has sung in the Sanctuary Choir since 1981. He is also a member of the Real Estate Economic Development Committee of the Greenville Chamber of Commerce.

        Paula S. King, CPA, 48, Class II director, is our executive vice president and chief financial officer. Ms. King, a Greenville native, began her career in the financial services industry in 1986 as vice president of Shelter Mortgage and Investment Company, a commercial mortgage loan brokerage firm. She began her banking career in 1992 as senior vice president and controller of Greenville National Bank and served in that capacity until the bank’s acquisition by Regions Bank in 1999. In 1999, Ms. King became the senior vice president and chief financial officer of New Commerce Bank, serving in this role from the bank’s start-up until 2002. From 2002 until 2003, Ms. King was a consultant for de novo banks, providing board and senior management training. Most recently she was employed in the banking group of Elliott Davis, LLC from 2004 until she began organizing efforts for our bank in February 2005. Ms. King is a 1982 graduate of Furman University with a B.A. in accounting and business administration and is a member of the South Carolina Association of Certified Public Accountants and American Institute of CPAs. She has attended the AICPA National Banking School at the University of Virginia. Ms. King serves on the South Carolina Bankers Association’s Community Bankers Council and is a past chairman of the SCBA Operations committee. She serves on the Greenville United Way Helping Youth Succeed Impact Council and Evaluation Committee, and the Palmetto Society Women’s Leadership Council and is chairman of the Women in Banking Committee.

        Jonathan T. McClure, 48, Class III director, is a Greenville native and founder and chief executive officer of ISO Poly Films, Inc., a plastic films provider founded in 1998 and located in Gray Court, South Carolina. Mr. McClure attended Liberty University from 1979 to 1981 and received his B.S. degree in business administration in 1983 from the University of South Carolina Upstate. In 2001 and 2002, Mr. McClure was named Ernst & Young’s South Carolina Entrepreneur of the Year and in 2002 was elected to the E&Y Entrepreneur Hall of Fame. Mr. McClure’s company was recognized by Entrepreneur Magazine and Dun & Bradstreet as one of the “Hot 100” Small Businesses in the United States from 1999 to 2001. In 2002, then-Governor Jim Hodges named Mr. McClure as an economic ambassador for South Carolina. Mr. McClure received the Silver Crescent Award for Manufacturing Excellence & Manufacturer of the Year in 2003 and his company was named one of the “Top 25 Fastest Growing Companies” in South Carolina in 2002. He has made numerous presentations to the Darla Moore School of Business of the University of South Carolina, the Clemson University School of Business, and the Kenan-Flagler

Business School at the University of North Carolina. Mr. McClure is president of the board of directors of the Boys Home of the South and serves on the board of the Laurens County Chamber of Commerce.

        David A. Merline, Jr., 49, Class III director, is a shareholder and the president of Merline & Meacham, P.A. where he has practiced law since 1984. He is a certified specialist in the fields of both taxation law and estate planning/probate law by the Supreme Court of South Carolina. He is listed in the book The Best Lawyers in America in the following four fields: corporate law, employee benefits law, taxation law, and trusts and estates law. Mr. Merline received his B.A. degree, magna cum laude, from Furman University, his J.D. degree from the University of South Carolina School of Law, and his Master of Laws In Taxation degree from the University of Miami School of Law. He is a Fellow of the American College of Trust and Estate Counsel. He is a past chairman of the South Carolina Estate Planning and Probate Law Specialization Advisory Board and a past member of the board of directors of the University of South Carolina Law School Association. He is a past president of the Greenville County Taxation, Estate Planning, Probate and Trust Law Section, and the Greenville Young Lawyers Association. Mr. Merline is the author of numerous articles and co-author of two books: South Carolina Limited Liability Companies & Limited Liability Partnerships, South Carolina Bar CLE Division (3d Ed. 2000), and South Carolina Corporate Practice Manual, South Carolina Bar CLE Division (2d Ed. 2005). He is a member of Buncombe Street United Methodist Church and the Rotary Club of Greenville.

        William H. Pelham, 53, Class III director, is a Greenville native who has been the owner and president of Pelham Architects, L.L.C. since its founding in 1983. The architectural firm specializes in residential projects, including new houses, renovations and additions, and historic preservation. Mr. Pelham, a registered architect, graduated from Clemson University in 1977 with a B.A. degree in pre-architecture and in 1981 with a masters degree in architecture. Mr. Pelham is a partner in RPM Partnership LLP, a downtown property owner, and on the board of directors of Central Realty Corporation, Central Associates, LP, and CI, Inc. Mr. Pelham currently serves as chair of the Christ Church Episcopal School Annual Fund, on the City of Greenville’s Art in Public Places Commission, and as president of the Board of Governors of the Poinsett Club. He is a past member and chair of the City of Greenville’s Zoning Adjustments and Appeals board, former chair and member of the Poinsett Club Building & Grounds committee, and former member of the Poinsett Club membership committee. His involvement with the Warehouse Theatre includes serving as president and as chair of the director search and building committees. Mr. Pelham is a member of AIA Greenville, SC/AIA, the American Institute of Architects, the National Trust for Historic Preservation, Upstate Forever, the Greater Greenville Chamber of Commerce, the Better Business Bureau, and Buncombe Street United Methodist Church.

        J. Matthew Shouse, 39, Class II director, has been employed by Lazarus-Shouse Communities, a residential development and home building company with operations in the Upstate area, since 2000 and recently became co-owner of Lazarus-Shouse Homes, focusing solely on single-family residential construction. A lifelong resident of Greenville, Mr. Shouse earned a B.A. in Business Economics from Wofford College in 1991 and was involved with convenience store operations, container sales and commercial real estate prior to joining the development/building industry. He is an active member of The Rotary Club of Greenville, past chairman of the Club’s Roper Mountain Holiday Lights and of the Rotary Family Literacy Center at the YWCA project, and past president of the Club. He is also a past member of the boards of directors of The Roper Mountain Science Center Association and the YMCA Camp Greenville. Mr. Shouse currently serves as a member of The Rotary Club of Greenville board of directors and as secretary of the Rotary Charities, Inc. board of directors. Mr. Shouse is a member of Buncombe Street United Methodist Church board of stewards and past co-chair of its recent capital campaign that raised money for debt reduction and funding assistance for the Triune Mercy Center.

        Russel T. Williams, 47, Class III director, is our president and chief executive officer. From 2001 to 2005 Mr. Williams served as senior vice president, Commercial Lending with Palmetto Bank, a $900 million Upstate-based community bank. Mr. Williams began his career with The C&S National Bank of South Carolina in 1985 and has served in positions of increasing responsibility in the commercial lending and credit administration areas of several other South Carolina financial institutions. His background includes service as a commercial lender with Carolina First, Greenville Area Executive with NBSC, and chief credit officer with New Commerce Bank. Mr. Williams also has five years of experience as a senior lender and manager in the government guaranteed small business lending industry. Mr. Williams is a 1983 graduate of Davidson College, a 1985 graduate of the University of Tennessee M.B.A. program, and a 1992 graduate “with honors” from the American Banker’s Association Stonier Graduate School of Banking. He is a graduate of Leadership Greenville Class XVIII. Mr. Williams serves on the

Greenville United Way Impact Council for Strengthening Families and Neighborhoods. He has served as past board president of The Juvenile Diabetes Research Foundation-Upstate South Carolina Chapter and the Speech, Hearing and Learning Center, and is a past member of the board of the Internal Medicine Associates Patient Care Center. Mr. Williams has been active in the South Carolina Bankers Association, having served as a board member of the SCBA Young Bankers Division and a member of the SCBA Credit Committee. Mr. Williams has been a Greenville resident for 23 years.

Audit Committee

        The company’s board of directors has appointed a number of committees, including audit, compensation, corporate governance and nominating, and asset-liability committees. Information about the audit committee is provided in this section. See the discussion under Item 12 below for information on the other committees.

        The audit committee is composed of Mr. Harman, Mr. McClure, Mr. Merline and Mr. Pelham. Each of these members is considered “independent” under Rule 4350 of the National Association of Securities Dealers’ listing standards. The audit committee met four times in 2007.

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

        The audit committee functions are set forth in its charter, which was adopted on February 14, 2006. A copy of the audit charter is available on our website. The audit committee has the responsibility for reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

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

Item 10.   Executive Compensation

        The following table shows the compensation we paid to our two executive officers for the year ended December 31, 2007.

Summary Compensation Table

						Non-	Non-
						equity	qualified
						incentive	deferred	All
						plan	compen-	other
Name and				Stock	Option	compen-	sation	compensa-
Principal Position	Year	Salary	Bonus	awards	awards(1)	sation	earnings	sation	Total
Russel T. Williams	2007	$128,000	$-	$-	$26,646			$19,471 (2)	$174,117
Chief Executive	2006	108,750	-	-	23,321	$-	$-	13,822	145,893
Officer
Paula S. King	2007	$126,000	-	-	26,646			12,663 (3)	165,309
Chief Financial	2006	104,917	-	-	23,321	$-	$-	10,645	138,883
Officer
(1)

On February 14, 2006, each of our named executive officers was granted stock options for 47,200 shares of common stock exercisable at $10.00 per share. The options vest at 20% per year over a five-year vesting period. The options must be exercised within ten years from the grant date. There were no forfeitures during 2007. Refer to Note 1, “stock compensation plans” in the Notes to Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the option awards

(2)	Includes car allowance of $8,400, club dues of $5,802 and insurance premiums of $5,269.
(3)	Includes car allowance of $6,000, and insurance premiums of $6,663

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

Outstanding Equity Awards at Fiscal Year-End

Option awards:

			Equity incentive
			plan awards:
			number of
	Number of securities	Number of	securities
	underlying	securities	underlying	Option	Option
	unexercised options	underlying	unexercised	exercise	expiration
Name	exercisable	unexercised options	unearned options	price	date
			unexercisable
Russel T. Williams	9,440	37,760	-	$10.00	2016
Paula S. King	9,440	37,760	-	10.00	2016

        There were no stock awards granted as of December 31, 2007, so corresponding table headings have been omitted. All options were granted on February 14, 2006 and vest at 20% per year over a five-year vesting period.

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2007 and 2006, so the corresponding table has been omitted. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

        In December 2005, each of our organizers, all of whom also serve as directors, received for no additional consideration, a warrant to purchase three shares of common stock for $10.00 per share for every four shares they purchased in the offering, up to a maximum of 10,000 shares per organizer. These warrants vested immediately upon the closing of the offering in December 2005, as they were issued in recognition of the financial risk and efforts undertaken by the organizers in organizing the bank. Therefore, no compensation related to stock warrants is shown for 2007. The warrants are represented by separate warrant agreements and they are exercisable in whole or in part during the 10 year period following that date. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 7, 2008. Unless otherwise indicated, the address of each beneficial owner is c/o BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606.

	Number
	Shares		Right to	% of Beneficial
Name	Owned(1)		Acquire(2)	Ownership(3)
Jeffrey L. Dezen	15,000		10,000	2.1%
Roger H. Gower	20,000		10,000	2.5%
Frank B. Halter, Jr.	10,000	(5)	7,500	1.5%
R. Bruce Harman	25,500	(4)	10,000	3.0%
Arthur L. Howson, Jr.	13,500	(6)	10,000	2.0%
Paula S. King	18,100	(7)	28,880	3.9%
Jonathan T. McClure	13,400	(8)	10,000	2.0%
David A. Merline, Jr.	15,000		10,000	2.1%
William H. Pelham	20,000		10,000	2.5%
J. Matthew Shouse	100		-	-
Russel T. Williams	25,000	(9)	28,880	4.5%
All executive officers and directors
(11 persons)	175,600		135,260	23.6%

__________________
*Indicates less than 1% ownership.

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Includes shares that may be acquired within the next 60 days of March 7, 2008 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,180,000 shares of common stock outstanding on March 7, 2008.
(4)	Mr. Harman's number of shares owned includes 1,000 shares held in the estate of deceased director Robert L. Kunz. Mr. Harman is personal representative of Mr. Kunz's estate and has the right to vote the 1,000 shares of stock owned by the estate.
(5)	Mr. Halter has 10,000 shares of stock pledged as security on indebtedness to another bank
(6)	Mr. Howson has 13,500 shares of stock pledged as security on indebtedness to another bank
(7)	Ms. King has 10,300 shares of stock pledged as security on indebtedness to another bank
(8)	Mr. McClure has 13,400 shares of stock pledged as security on indebtedness to another bank
(9)	Mr. Williams has 12,500 shares of stock pledged as security on indebtedness to another bank

The following table sets forth equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	available for future
	of outstanding stock	outstanding stock options	issuance under equity
Plan Category	options and warrants	and warrants	compensation plans
Equity compensation plans
approved by security holders	105,900	$10.00	106,500

Equity compensation plans
not approved by security
holders	97,500	10.00	-

        Each of our organizing directors received, for no additional consideration, a warrant to purchase three shares of common stock for each four shares purchased in our initial public offering, up to a maximum of 10,000 shares, at a price of $10.00 per share. The warrants are represented by separate warrant agreements. All warrants vested immediately upon closing of the offering, and are exercisable in whole or in part during the ten-year period following this date. The warrants may not be assigned, pledged, or hypothecated in any way. The 107,500 shares issued pursuant to the warrant agreements are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised. In February 2008, 10,000 warrants expired due to the death of one of our organizing directors. Warrants outstanding have been adjusted to 97,500.

        On February 14, 2006, our board adopted a stock incentive plan and authorized the issuance of 212,400 shares under the stock incentive plan. We also authorized and issued stock options to several employees at $10.00 per share in 2006 and 2007. The stock incentive plan was approved by our shareholders at our 2006 annual meeting and is a qualified stock incentive plan. All of the options we have issued to date have a ten year exercise period and a five year vesting period. We will not issue stock options at less than the fair market value of the common stock on the date of grant.

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

        We purchased approximately 1.23 acres, on which to build our permanent headquarters building on January 30, 2006. A family partnership of one of our directors is a one-third partner in an entity, which owned fifty percent of the property. The purchase price of the property was $614,238, and we obtained an MAI appraisal, which values the property at $655,000. Additionally, we entered into a six-month ground lease on our temporary facility site in January 2006. A family partnership of one of our directors is a one-third partner in an entity, which owns 100 percent of this site. Ground lease payments were $1,250 per month and ended in April 2007, when we moved into our permanent headquarters building. One of our organizers and chairman of our board is a shareholder in a local law firm, which assisted in the negotiation and preparation of our land purchase agreement and closing on our headquarters site in 2006. The firm also negotiated the ground lease agreement for our temporary modular banking facility site in 2006. The fee for these services totaled $-0- and $6,918 for the years ended December 31, 2007 and 2006, respectively.

        One of our directors, who is an attorney, has prepared employee welfare plan documents for us in 2006 and 2007. There have been no costs associated with these services.

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

        Our board of directors has created an audit committee, a nominating committee and a compensation committee of the board. The members of each of these committees are “independent” as contemplated in the listing standards of The NASDAQ Stock Market.

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

        Any shareholder may recommend the nomination of any person to serve on the Board. Our bylaws require a shareholder to submit the name of the person to our secretary in writing no later than (i) with respect to an election to be held at an annual meeting of shareholders, 90 days in advance of such meeting; and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, no more than seven days after notice of the special meeting is given to shareholders. Each notice must set forth: (i) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder is a holder of record of stock of the company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to these proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (v) the consent of each nominee to serve as a director of the company if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

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

        The asset-liability committee is composed of Mr. Gower, Mr. Harman, Mr. Howson, Ms. King, and Mr. Williams. The asset-liability committee met one time in 2007. The asset-liability committee has the responsibility of reviewing the asset-liability management policy, investment policy, and the bank’s asset/liability structure.

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

______________
*     Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        Elliott Davis, LLC was our auditor during the fiscal years ended December 31, 2007 and 2006. The following table shows the fees that we incurred for services performed in fiscal year ended December 31, 2007 and 2006.

	2007	2006
Audit fees	$30,100	$26,500
Audit-related fees	-	500
Tax fees	2,800	2,400

Total	$32,900	$29,400

        Audit Fees. This category includes the aggregate fees billed or accrued for professional services rendered by the independent auditors during the company’s 2007 and 2006 fiscal years for the audits of our annual financial statements in 2007 and 2006 and reports on Form 10-QSB in 2007 and 2006.

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

Supplemental Information To Be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

We will furnish our proxy materials and audited financial statements to security holders subsequent to the filing of the annual report on this Form 10-KSB, and will furnish copies of such materials to the SEC when they are sent to security holders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGREENVILLE FINANCIAL CORPORATION

Date: March 25, 2008	By: /s/ Russel T. Williams
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

Signature	Title	Date
Director
Jeffrey L. Dezen
/s/ Roger H. Gower	Director	March 25, 2008
Roger H. Gower
/s/ Frank B. Halter, Jr.	Director	March 25, 2008
Frank B. Halter, Jr.
/s/ R. Bruce Harman	Director	March 25, 2008
R. Bruce Harman
/s/ Arthur L. Howson, Jr.	Chairman of the Board of Directors	March 25, 2008
Arthur L. Howson, Jr.
/s/ Paula S. King	Director, Executive Vice President and	March 25, 2008
Paula S. King	Chief Financial Officer
/s/ Jonathan T. McClure	Director	March 25, 2008
Jonathan T. McClure
/s/ David A. Merline, Jr.	Director	March 25, 2008
David A. Merline, Jr.
Director
William H. Pelham

/s/ J. Matthew Shouse	Director	March 25, 2008
J. Matthew Shouse
/s/ Russel T. Williams	Director, President and Chief	March 25, 2008
Russel T. Williams	Executive Officer

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File
No. 333-127409).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-127409).

4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporation's Articles of
Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127409).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-127409).

10.1	Employment Agreement between BankGreenville Financial Corporation. and Russel T. Williams
dated July 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2,
File No. 333-127409).*

10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated
July 1, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File
No. 333-127409).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's
Form SB-2, File No. 333-127409).

10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial
Corporation, dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the
Company's Form SB-2, File No. 333-127409).

10.5	BankGreenville Financial Corporation 2006 Stock Incentive Plan and Form of Option Agreement
(incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the period ended December 31, 2005).*

10.6	Contract for Ground Lease with Option to Purchase Real Property dated June 3, 2005
(incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the period ended December 31, 2005).

10.7	Ground Lease for temporary headquarters location dated January 6, 2006 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the period ended December 31,
2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

______________
*     Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.