Form 10KSB/A
period 2007-12-31
BankGreenville Financial CORP
filed 2008-03-26
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

Explanatory Note:

This corrected Form 10-KSB Amendment No. 1 hereby amends and supersedes the version filed earlier today, March 26, 2008, in order to correct a scrivener's error. No other changes have occurred to the Form 10-KSB.

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

BANKGREENVILLE FINANCIAL CORPORATION

Date: March 26, 2008	By: /s/ Russel T. Williams
Russel T. Williams
President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
Director
Jeffrey L. Dezen
*	Director	March 26, 2008
Roger H. Gower
*	Director	March 26, 2008
Frank B. Halter, Jr.
*	Director	March 26, 2008
R. Bruce Harman
*	Chairman of the Board of Directors	March 26, 2008
Arthur L. Howson, Jr.
/s/ Paula S. King	Director, Executive Vice President and	March 26, 2008
Paula S. King	Chief Financial Officer
*	Director	March 26, 2008
Jonathan T. McClure
*	Director	March 26, 2008
David A. Merline, Jr.
Director
William H. Pelham

*	Director	March 26, 2008
J. Matthew Shouse
/s/ Russel T. Williams	Director, President and Chief	March 26, 2008
Russel T. Williams	Executive Officer

*By: /s/ Russel T. Williams
Russel T. Williams
Attorney-in-Fact
March 26, 2008

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