Form 10-Q
period 2008-03-31
BankGreenville Financial CORP
filed 2008-05-13
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(864) 335-2200
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is shell company as defined in Rule 12b-2 of the Exchange Act.
  Yes        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,180,000 shares of common stock, no par value per share, were issued and outstanding as of May 13, 2008.

BANKGREENVILLE FINANCIAL CORPORATION

INDEX

Part I – Financial Information

Item 1.   Financial Statements (unaudited)
Item 2.   Management’s Discussion and Analysis or Plan of Operation
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Item 4.   Controls and Procedures

Part II – Other Information

Item 1.   Legal Proceedings
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.   Default Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.   Exhibits

SIGNATURES

EXHIBIT INDEX

Exhibit 31.1   Rule 13a-14(a) Certification of the Principal Executive Officer

Exhibit 31.2   Rule 13a-14(a) Certification of the Principal Financial Officer

Exhibit 32   Section 1350 Certifications

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$633,317	$830,543
Investment securities available for sale	18,788,422	18,480,908
Federal Home Loan Bank Stock	368,900	183,000
Loans, net	42,379,176	35,751,582
Property and equipment, net	2,838,975	2,865,258
Accrued interest receivable	334,828	319,909
Other assets	141,354	122,706

Total assets	$65,484,972	$58,553,906

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$2,798,053	$1,954,715
Interest bearing	44,362,554	42,144,946

Total deposits	47,160,607	44,099,661
Federal funds purchased	2,196,000	1,648,000
Federal Home Loan Bank advances	5,855,000	2,440,000
Accrued interest payable	411,919	392,085
Accounts payable and accrued liabilities	167,060	295,299

Total liabilities	55,790,586	48,875,045

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007	11,157,201	11,142,669
Accumulated other comprehensive income	52,096	57,834
Retained deficit	(1,514,911)	(1,521,642)

Total shareholders’ equity	9,694,386	9,678,861

Total liabilities and shareholders’ equity	$65,484,972	$58,553,906

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations
For the Three Months Ended
(Unaudited)

	March 31,
	2008	2007
Interest income
Loans and fees	$692,872	$306,388
Investment securities and Federal Home Loan Bank stock	256,048	150,177
Federal funds sold	2,727	52,279

Total interest income	951,647	508,844

Interest expense
Deposits	479,780	223,492
Borrowings	42,208	-

Total interest expense	521,988	223,492

Net interest income	429,659	285,352

Provision for loan losses	33,608	36,000

Net interest income after provision for loan losses	396,051	249,352

Non-interest income
Gains on investment securities sales and calls	38,924	-
Mortgage brokerage fees	3,545	3,097
Other	7,884	10,630

Total non-interest income	50,353	13,727

Non-interest expense
Compensation and employee benefits	267,519	202,673
Occupancy and equipment	48,376	47,981
Data processing and related costs	46,926	44,269
Marketing, advertising and shareholder communications	10,423	10,914
Legal and audit	19,535	16,063
Other professional fees	5,888	34,410
Supplies, postage and telephone	7,929	8,011
Insurance	3,952	4,727
Credit related expenses	1,710	6,898
Courier and armored carrier service	4,684	4,595
Regulatory fees and FDIC insurance	11,613	4,370
Other	11,118	11,063

Total non-interest expense	439,673	395,974

Income (loss) before income tax benefit	6,731	(132,895)
Income tax provision (benefit)	-	-

Net income (loss)	$6,731	$(132,895)

Basic and diluted income (loss) per common share	$-	(0.11)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Income (Loss)
(Unaudited)

			Accumulated
			other		Total
	Common stock		comprehensive	Retained	shareholders’
	Shares	Amount	income (loss)	deficit	equity

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

Stock compensation expense	-	14,028	-	-	14,028

Comprehensive loss:

Net loss	-	-	-	(132,895)	(132,895)

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(6,306)	-	(6,306)

Total comprehensive loss	-	-	-	-	(139,201)

Balance, March 31, 2007	1,180,000	$11,098,590	$3,256	$(1,160,187)	$9,941,659

Balance, December 31, 2007	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

Stock compensation expense	-	14,532	-	-	14,532

Comprehensive income:

Net income	-	-	-	6,731	6,731

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(5,738)	-	(5,738)

Total comprehensive income	-	-	-	-	993

Balance, March 31, 2008	1,180,000	$11,157,201	$52,096	$(1,514,911)	$9,694,386

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Three Months Ended
(Unaudited)

	March 31,	March 31,
	2008	2007
Operating activities
Net income (loss)	$6,731	$(132,895)
Provision for loan losses	33,608	36,000
Stock compensation expense	14,532	14,028
Depreciation	26,283	9,369
Net amortization (accretion) of discounts on investment securities	3,645	(1,034)
Gains on sales and calls of investment securities	38,924	-
Increase in interest receivable	(14,919)	(34,658)
(Increase) decrease in other assets	(18,648)	29,364
Increase in accrued interest payable	21,051	4,724
Decrease in accounts payable and accrued liabilities	(129,456)	(392,771)

Net cash used by operating activities	(18,249)	(467,873)

Investing activities
Increase in loans, net	(6,661,202)	(1,931,253)
Purchase of investment securities available-for-sale	(6,810,212)	(1,162,202)
Proceeds from sales of investment securities available-for-sale	3,356,522	-
Proceeds from called investment securities available-for-sale	2,748,575	-
Proceeds from principal paydowns on mortgage-backed securities	349,294	107,406
Purchase of FHLB Stock	(185,900)	-
Purchase of property and equipment	-	(1,608,813)
Building construction in progress	-	1,327,968

Net cash used for investing activities	(7,202,923)	(3,266,894)

Financing activities
Increase in deposits, net	3,060,946	4,722,618
Increase in Federal Home Loan Bank advances	3,415,000	-
Increase in federal funds purchased	548,000	-

Net cash provided by financing activities	7,023,946	4,722,618

Net increase (decrease) in cash and cash equivalents	(197,226)	987,851
Cash and cash equivalents, beginning of period	830,543	5,543,972

Cash and cash equivalents, end of period	$633,317	$6,531,823

Supplemental information
Cash paid for:
Interest	$509,833	$218,768

Schedule of non-cash transactions:
Decrease in unrealized gains on investment securities,
no income tax	$(5,738)	$(6,306)

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

Basis of Presentation

                 The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

        Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the Company’s significant accounting policies is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in that filing. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Net Income per Share

        Basic income per share represents net income to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters ended March 31, 2008 and 2007, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. Of these warrants, 10,000 warrants expired in February 2008, due to the death of one of our organizing directors in 2007. The average fair value per share of warrants issued amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0% and expected lives of five years.

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

        There were no options granted during the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, the Company had 105,900 options outstanding at $10.00 per share. Vested options amounted to 37,760 and 18,880 at March 31, 2008 and December 31, 2007, respectively. The options have a weighted average remaining contractual term of approximately eight years. Total unrecognized compensation cost related to non-vested options granted as of March 31, 2008 was $171,295, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net income, as reported, included stock-based employee compensation expense of $14,532 for the three months ended March 31, 2008, and net loss, as reported, included stock-based employee compensation expense of $14,028 for the three months ended March 31, 2007. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero for both periods.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. The Company had no federal funds sold at either March 31, 2008 or December 31, 2007.

Investment Securities

                 Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At March 31, 2008, the Company’s investment securities were classified as available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

NOTE 3 – FAIR VALUE

        Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

        SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

        Available-for-sale investment securities ($18,788,422 at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $-0-.

        FASB Staff Position No. 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

        The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

        The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report and in our 2007 Form 10-KSB.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our 2007 Form 10-KSB under the “Risk Factors” heading as filed with the Securities and Exchange Commission and that include, without limitation, the following:

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2007, as filed on our annual report on Form 10-KSB.

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

Allowance for Loan Losses

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Results of Operations

Three months ended March 31, 2008 and 2007

General

        Our net income for the quarter ended March 31, 2008 was $6,731, compared to a net loss of $132,895, or $0.11 per share, for the quarter ended March 31, 2007, for an improvement of $139,626, or 105%. As described below, most of this improvement in net income is attributable to an increase in our net interest income, which reflects the continued growth of our bank and the volume increases in our loans and investment securities. Also included in net income for the first quarter of 2008, was $38,924 in gains on investment securities called and sold during the first quarter of 2008. Refer to “Non-interest Income” for a discussion of these gains.

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

        Net interest income was $429,659 for the quarter ended March 31, 2008, an increase of $144,307, or 51% over net interest income of $285,352 for the quarter ended March 31, 2007. Interest income increased $442,803, or 87% to $951,647 for the quarter ended March 31, 2008, due to volume increases in loans and investment securities. Loan interest and related fees improved $386,484, or 126% over the first quarter of 2007, due to continued growth in the loan portfolio. Average loans as a percentage of average assets were 63% and 45% at March 31, 2008 and 2007, respectively. Interest expense for the first quarter of 2008 increased $298,496, or 134%, over the same period in 2007, due to volume increases in deposits and Federal Home Loan Bank advances.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the quarters ended March 31, 2008 and 2007. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income over the life of the loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Quarter Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate

Interest-earning assets:
Federal funds sold	$355,067	$2,727	3.09%	$4,152,367	$52,279	5.11%
Investment securities and FHLB stock	18,651,918	256,048	5.52	10,401,186	150,177	5.86
Loans (1)	38,929,197	692,872	7.16	14,523,641	306,388	8.56

Total interest-earning assets	57,936,182	951,647	6.61%	29,077,194	508,844	7.10%
Non-earning assets	3,778,135			2,876,886

Total assets	$61,714,317			$31,954,080

Interest-bearing liabilities:
Interest checking	$1,899,181	$9,273	1.96%	$958,299	$4,325	1.83%
Savings and money market	10,473,583	83,408	3.20	7,744,737	74,852	3.92
Time deposits	30,904,979	387,099	5.04	11,273,560	144,315	5.19
Federal funds purchased	842,714	7,779	3.71	-	-	-
FHLB borrowings	4,373,406	34,429	3.17	-	-	-

Total interest-bearing liabilities	48,493,863	521,988	4.33%	19,976,596	223,492	4.54%

Non-interest bearing liabilities	3,697,434			2,101,032
Shareholders’ equity	9,523,020			9,876,452

Total liabilities and shareholders' equity	$61,714,317			$31,954,080

Net interest spread			2.28%			2.56%

Net interest income/margin		$429,659	2.98%		$285,352	3.98%

(1) Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the quarter ended March 31, 2008 was 2.98%, a decrease of 100 basis points from the net interest margin of 3.98% for the same period in 2007. From March 31, 2007 to March 31, 2008, there was a 300 basis point drop in the prime rate. With approximately 68% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred. Conversely, we relied on a higher volume of certificates of deposit, both local and brokered, to fund the growth of our loan portfolio. These deposits are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits. Additionally, during the quarter ended March 31, 2008, we utilized alternative funding sources of federal funds purchased and FHLB borrowings. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.28% and 2.56% for the quarters ended March 31, 2008 and 2007, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under

“Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Our provision for loan losses for the quarter ended March 31, 2008 was $33,608, compared to $36,000 for the quarter ended March 31, 2007. The allowance as a percentage of gross loans decreased to 1.12% at March 31, 2008 from 1.23% at December 31, 2007. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Non-interest Income

        Non-interest income totaled $50,353 for the first quarter of 2008, an improvement of $36,626, or 267%, over the first quarter of 2007. During the first quarter of 2008, we recognized $38,924 in gains on investment securities called or sold during the first quarter, compared to no gains for the same period in 2007. Three agency bonds were called during the first quarter of 2008. In addition, three other agency bonds were sold during the first quarter of 2008 prior to April call dates. Management correctly estimated that interest rates would drop prior to the call dates, and sold these agency bonds in order to reinvest the proceeds in investment securities prior to the additional interest rate decreases. One mortgage-backed security was sold as its prepayment speed had increased and the proceeds were reinvested in a higher yielding investment grade corporate bond.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the first quarter of 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Compensation and employee benefits	$267,519	$202,673
Occupancy and equipment	48,376	47,981
Data processing and related costs	46,926	44,269
Marketing, advertising and shareholder communications	10,423	10,914
Legal, audit and compliance	19,535	16,063
Other professional fees	5,888	34,410
Supplies, postage and telephone	7,929	8,011
Insurance	3,952	4,727
Credit related expenses	1,710	6,898
Courier and armored carrier service	4,684	4,595
Regulatory fees and FDIC insurance	11,613	4,370
Other	11,118	11,063

Total non-interest expense	$439,673	$395,974

        Non-interest expenses were $439,673 for the quarter ended March 31, 2008 compared to $395,974 for the quarter ended March 31, 2007, for an increase of 11%. The most significant component of non-interest expense is compensation and benefits, which totaled $267,519 for the quarter ended March 31, 2008, compared to $202,673 for the quarter ended March 31, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Other professional fees decreased from $34,410 for the quarter ended March 31, 2007 to $5,888 for the quarter ended March 31, 2008, primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007. Regulatory fees and FDIC insurance increased from $4,370 for the quarter ended March 31, 2007 to $11,613 for the quarter ended March 31, 2008. Our FDIC insurance assessments did not begin until the second quarter of 2007, and these assessments continue to increase as deposits grow.

Balance Sheet Review

General

        At March 31, 2008, total assets were $65.5 million compared to $58.6 million at December 31, 2007, for an increase of $6.9 million, or 12%. The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 94% and 93% of total assets at March 31, 2008 and December 31, 2007, respectively. Gross loans totaled $42.9 million, an increase of $6.7 million, or 18% from $36.2 million at December 31, 2007. Investment securities and Federal Home Loan Bank stock amounted to $19.2 million at March 31, 2008. At March 31, 2008, we were in a federal funds purchased (borrowing) position as described below.

        Deposits totaled $47.2 million at March 31, 2008, a $3.1 million, or 7% increase from $44.1 million at December 31, 2007. Federal funds purchased were $2.2 million at March 31, 2008 compared to $1.6 million at December 31, 2007, for an increase of $0.5 million, or 33%. Federal Home Loan Bank borrowings were $5.9 million at March 31, 2008 compared to $2.4 million at December 31, 2007, for an increase of $3.4 million, or 140%. Shareholders’ equity remained virtually unchanged at $9.7 million.

Investments

        On March 31, 2008 and December 31, 2007, our investment securities portfolio amounted to $18.8 million and $18.5 million, respectively and represented 30% and 34%, respectively, of interest-earning assets. Unrealized gains on available for sale investment securities amounted to $52,096 at March 31, 2008. Our portfolio consisted of U.S. government sponsored agencies of $4.2 million, mortgage-backed agencies of $11.7 million, taxable municipal securities of $0.4 million and corporate bonds of $2.4 million. All of our investment securities are classified as available for sale.

The amortized costs and the fair value of our investment securities are shown in the following table.

	March 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government sponsored agencies	$4,242,762	$4,244,678	$7,594,037	$7,633,969
Mortgage-backed agencies	11,568,716	11,703,998	9,914,098	9,930,816
Taxable municipal securities	406,122	415,384	405,828	407,639
Corporate bonds	2,518,725	2,424,362	509,111	508,484

Total	$18,736,325	$18,788,422	$18,423,074	$18,480,908

        During the first quarter of 2008, three agency bonds were called and three bonds were sold prior to call dates in anticipation of additional interest rate decreases. The proceeds of these calls and sales were reinvested in agency mortgage-backed securities and investment grade corporate bonds.

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

        Investment securities with market values of approximately $9.2 million and $5.9 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        In 2007, we became a member of the Federal Home Loan Bank, and at March 31, 2008 and December 31, 2007, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $368,900 and $183,000, respectively. This investment is carried at cost, which approximates fair market value. This stock pays a quarterly dividend, which is currently 6%.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2008 and December 31, 2007, were $42.9 million and $36.2 million, respectively. Gross loans represented 69% and 66% of interest-earning assets for March 31, 2008 and December 31, 2007, respectively.

        Although the loan portfolio grew $6.7 million during the first quarter of 2008, the percentage of loans in each category remained stable from December 31, 2007 to March 31, 2008, as shown in the table below. Loans secured by real estate mortgages comprised approximately 78% of loans outstanding for both periods presented. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

        The following table summarizes the composition of our loan portfolio at March 31, 2008 and December 31, 2007.

	March 31,		December 31,
	2008		2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$13,996,733	32.7%	$12,252,447	33.8%
Commercial	8,899,927	20.8	7,943,180	21.9
Residential mortgages	6,009,575	14.0	4,913,015	13.6
Home equity lines	4,441,768	10.3	3,241,876	9.0

Total real estate	33,348,003	77.8%	28,350,518	78.3%

Commercial	8,478,282	19.8%	6,865,262	19.0%
Consumer	1,034,974	2.4	991,166	2.7
Deferred origination fees, net	(2,291)	-	(9,180)	-

Gross loans	42,858,968	100.0%	36,197,766	100.0%

Less allowance for loan losses	(479,792)		(446,184)

Total loans, net	42,379,176		35,751,582

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses was $479,792 and $446,184 as of March 31, 2008 and December 31, 2007, respectively, and represented 1.12% of outstanding loans at March 31, 2008 and 1.23% as of December 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

        Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

        There were no charge-offs during the first quarter of 2008. There were no nonaccrual or nonperforming loans at March 31, 2008 and December 31, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

        At March 31, 2008 and December 31, 2007, we were not aware of any potential problem loans, nor any loans considered impaired.

Deposits

        Our primary source for our loans and investments is our deposits. Deposits increased $3.1 million, from $44.1 million at December 31, 2007 to $47.2 million at March 31, 2008. The following table shows the composition of deposits at March 31, 2008.

		Percent
	Amount	of total

Non-interest bearing demand deposits	$2,798,053	5.9%
Interest bearing checking	1,933,872	4.1
Money market and savings	10,553,946	22.4
Time deposits less than $100,000	6,503,835	13.8
Time deposits $100,000 and over	11,170,901	23.7
Brokered time deposits, less than $100,000	14,200,000	30.1

Total	$47,160,607	100.00%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $21.8 million and $20.4 million at March 31, 2008 and December 31, 2007, respectively. Our loan-to-deposit ratio was 91% and 82% at March 31, 2008 and December 31, 2007, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in the first quarter of 2008 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $14.2 million and $12.2 million at March 31, 2008 and December 31, 2007, respectively. All of our time deposits are certificates of deposits.

Borrowings and lines of credit

        At March 31, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.4 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the first quarter of 2008. The average amount outstanding during the first quarter of 2008 was $843,000. At March 31, 2008 and December 31, 2007, $2,196,000 and $1,648,000, respectively, were outstanding on these lines of credit.

        We are also a member of the Federal Home Loan Bank. At March 31, 2008 and December 31, 2007, we had $5.9 million and $2.4 million outstanding, respectively, in Federal Home Loan Bank borrowings. At March 31, 2008, we had used all of our available credit with the Federal Home Loan Bank. These borrowings were used to fund loans and purchase investment securities, and were utilized as the interest rates charged on these advances were less than those we pay for deposits.

Capital Resources

        Total shareholders’ equity increased $15,525 from $9.68 million at December 31, 2007 to $9.69 million at March 31, 2008. Common stock increased $14,532 due to stock compensation expense accrued during the three months ended March 31, 2008. We incurred an unrealized loss of $5,738 on investment securities available for sale, which decreased shareholders’ equity, during the first quarter. Our net income of $6,731 for the three months ended March 31, 2008 contributed to the net increase in shareholders’ equity during the three month period.

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

        The following tables set forth the Bank’s capital ratios at March 31, 2008 and December 31, 2007.

			Well capitalized		Adequately capitalized
March 31, 2008	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,087	19.9%	$5,083	10.0%	$4,066	8.0%
Tier 1 risk-based capital	9,607	18.9	3,050	6.0	2,033	4.0
Leverage capital	9,607	15.6	3,075	5.0	2,460	4.0

			Well capitalized		Adequately capitalized
December 31, 2007	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,031	23.3%	$4,302	10.0%	$3,442	8.0%
Tier 1 risk-based capital	9,585	22.3	2,581	6.0	1,721	4.0
Leverage capital	9,585	18.5	2,588	5.0	2,071	4.0

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

Off-Balance Sheet Risk

        Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At March 31, 2008, the bank had issued commitments to extend credit of $5.7 million through various types of lending arrangements.

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

        At March 31, 2008, our liquid assets, consisting of cash and due from banks, amounted to $633,317, or approximately .97% of total assets. Our investment securities available for sale amounted to $18.8 million or approximately 29% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2008, $9.2 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $5.4 million. Availability on these lines of credit was $3.2 million at March 31, 2008. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. There was no unused borrowing capacity available from the FHLB at March 31, 2008. FHLB borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these advances. We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-

sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

        At March 31, 2008 and December 31, 2007, we were asset-sensitive over a one-year timeframe.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

        In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.   Default Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.

BANKGREENVILLE FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGREENVILLE FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2008	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2008	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number               Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.