Form 10-Q
period 2008-06-30
BankGreenville Financial CORP
filed 2008-08-11
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

1,180,000 shares of common stock, no par value per share, were issued and outstanding as of August 11, 2008.

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

SIGNATURES

EXHIBIT INDEX

Exhibit 31.1   Rule 13a-14(a) Certification of the Principal Executive Officer

Exhibit 31.2   Rule 13a-14(a) Certification of the Principal Financial Officer

Exhibit 32   Section 1350 Certifications

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$650,628	$830,543
Federal funds sold	1,078,000	-

Total cash and cash equivalents	1,728,628	830,543
Investment securities available for sale	21,474,189	18,480,908
Federal Home Loan Bank Stock	458,900	183,000
Loans, net	46,088,969	35,751,582
Property and equipment, net	2,817,906	2,865,258
Accrued interest receivable	373,127	319,909
Other assets	129,505	122,706

Total assets	$73,071,224	$58,553,906

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$3,256,432	$1,954,715
Interest bearing	52,564,927	42,144,946

Total deposits	55,821,359	44,099,661
Federal funds purchased	-	1,648,000
Federal Home Loan Bank advances	7,855,000	2,440,000
Accrued interest payable	274,051	392,085
Accounts payable and accrued liabilities	114,866	295,299

Total liabilities	64,065,276	48,875,045

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007	11,170,698	11,142,669
Accumulated other comprehensive income (loss)	(557,674)	57,834
Retained deficit	(1,607,076)	(1,521,642)

Total shareholders' equity	9,005,948	9,678,861

Total liabilities and shareholders' equity	$73,071,224	$58,553,906

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans and fees	$683,827	$369,234	$1,376,699	$675,622
Investment securities and Federal Home Loan Bank stock	282,272	175,916	538,320	326,093
Federal funds sold	8,582	80,925	11,309	133,204

Total interest income	974,681	626,075	1,926,328	1,134,919

Interest expense
Deposits	493,748	318,649	973,528	542,141
Borrowings	48,661	-	90,869	-

Total interest expense	542,409	318,649	1,064,397	542,141

Net interest income	432,272	307,426	861,931	592,778

Provision for loan losses	79,000	45,621	112,608	81,621

Net interest income after provision for loan losses	353,272	261,805	749,323	511,157

Non-interest income
Gains on investment securities sales and calls	-	-	38,924	-
Mortgage brokerage fees	1,700	18,033	5,245	28,663
Service charges on deposit accounts	18,860	5,482	26,744	8,579

Total non-interest income	20,560	23,515	70,913	37,242

Non-interest expense
Compensation and employee benefits	271,390	246,275	538,909	448,948
Occupancy and equipment	51,293	69,323	99,669	117,304
Data processing and related costs	53,673	43,207	100,599	87,476
Marketing, advertising and shareholder communications	11,620	36,498	22,043	47,412
Legal and audit	14,604	12,408	34,139	28,471
Other professional fees	13,586	7,262	19,474	41,672
Supplies, postage and telephone	10,683	15,927	18,612	23,938
Insurance	3,952	3,953	7,904	8,680
Credit related expenses	5,725	6,406	7,435	13,304
Courier and armored carrier service	4,756	4,641	9,440	9,236
Regulatory fees and FDIC insurance	12,341	7,997	23,954	12,367
Other	12,374	9,096	23,492	20,159

Total non-interest expense	465,997	462,993	905,670	858,967

Loss before income taxes	(92,165)	(177,673)	(85,434)	(310,568)
Income taxes	-	-	-	-

Net loss	$(92,165)	$(177,673)	(85,434)	$(310,568)

Basic and diluted loss per common share	$(0.08)	$(0.15)	(0.07)	(0.26)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Loss
(Unaudited)

			Accumulated
			other		Total
	Common stock		comprehensive	Retained	shareholders’
	Shares	Amount	income (loss)	deficit	equity

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

Stock compensation expense	-	29,043	-	-	29,043

Comprehensive loss:

Net loss	-	-	-	(310,568)	(310,568)

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(263,067)	-	(263,067)

Total comprehensive loss	-	-	-	-	(573,635)

Balance, June 30, 2007	1,180,000	$11,113,605	$(253,505)	$(1,337,860)	$9,522,240

Balance, December 31, 2007	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

Stock compensation expense	-	28,029	-	-	28,029

Comprehensive loss:

Net loss	-	-	-	(85,434)	(85,434)

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(615,508)	-	(615,508)

Total comprehensive loss	-	-	-	-	(700,942)

Balance, June 30, 2008	1,180,000	$11,170,698	$(557,674)	$(1,607,076)	$9,005,948

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Six Months Ended
(Unaudited)

	June 30,	June 30,
	2008	2007
Operating activities
Net loss	$(85,434)	$(310,568)
Provision for loan losses	112,608	81,621
Stock compensation expense	28,029	29,043
Depreciation	52,473	35,214
Net amortization (accretion) of premium (discounts) on investment securities	8,210	(2,504)
Gains on sales and calls of investment securities	(38,924)	-
Increase in interest receivable	(53,218)	(56,735)
(Increase) decrease in other assets	(6,799)	62,170
(Decrease) increase in accrued interest payable	(118,034)	93,399
Decrease in accounts payable and accrued liabilities	(180,433)	(248,876)

Net cash used by operating activities	(281,522)	(317,236)

Investing activities
Increase in loans, net	(10,449,995)	(6,806,306)
Purchase of investment securities available for sale	(10,524,896)	(3,913,075)
Proceeds from sales of investment securities available for sale	3,356,522	423,376
Proceeds from called investment securities available for sale	2,748,575	-
Proceeds from principal paydowns on mortgage-backed securities	841,724	263,369
Purchase of FHLB Stock	(275,900)	-
Purchase of property and equipment	(5,121)	(783,297)

Net cash used for investing activities	(14,309,091)	(10,815,933)

Financing activities
Increase in deposits, net	11,721,698	9,700,033
Increase in Federal Home Loan Bank advances	5,415,000	-
Decrease in federal funds purchased	(1,648,000)	-

Net cash provided by financing activities	15,488,698	9,700,033

Net increase (decrease) in cash and cash equivalents	898,085	(1,433,136)

Cash and cash equivalents, beginning of period	830,543	5,543,972

Cash and cash equivalents, end of period	$1,728,628	$4,110,836

Supplemental information
Cash paid for:
Interest	$1,182,431	$448,742

Schedule of non-cash transactions:
Unrealized losses on investment securities,
no income tax	$(615,508)	$(263,067)

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

        Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Net Loss per Share

        Basic loss per share represents net loss to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters and six months ended June 30, 2008 and 2007, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

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

        There were 10,000 options forfeited and no options granted during the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, the Company had 95,900 and 105,900 options outstanding, respectively, at $10.00 per share. Vested options amounted to 38,060 and 37,760 at June 30, 2008 and December 31, 2007, respectively. Options outstanding at June 30, 2008 have a weighted average remaining contractual term of approximately 7 3/4 years. Total unrecognized compensation cost related to non-vested options granted as of June 30, 2008 was $157,798, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $13,497 for the three months ended June 30, 2008 and $28,029 for the six month period, and net loss, as reported, included stock-based employee compensation expense of $15,015 and $29,043 for the three months and six months ended June 30, 2007, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero for both periods.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Federal funds sold were $1,078,000 as of June 30, 2008 and $3,252,000 as of June 30, 2007.

Investment Securities

                 Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At June 30, 2008, the Company’s investment securities were classified as available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

NOTE 3 – FAIR VALUE

        Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

        Available for sale investment securities ($21,474,189 at June 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $-0-.

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

General

        Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, also known as net interest margin, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as net interest spread.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients. We describe the various components of this non-interest income, as well as our non-interest expenses, in the following discussion.

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

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Valuation allowances are established to reduce deferred tax assets if it is determined that it is “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Results of Operations

Three months ended June 30, 2008 and 2007

General

        Our net loss for the quarter ended June 30, 2008 was $92,165, or $0.08 per share, compared to a net loss of $177,673, or $0.15 per share, for the quarter ended June 30, 2007, for an improvement of $85,508, or 48%. As described below, most of this improvement in net loss is attributable to an increase in our net interest income, which reflects the continued growth of our bank and the volume increases in our interest-earning assets for the three months ended June 30, 2008 compared to the same period in 2007.

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

        Net interest income was $432,272 for the quarter ended June 30, 2008, an increase of $124,846, or 41%, over net interest income of $307,426 for the quarter ended June 30, 2007. Interest income increased $348,606, or 56%, to $974,681 for the quarter ended June 30, 2008, due to volume increases in loans and investment securities. Loan interest and related fees improved $314,593, or 85%, over the quarter ended June 30, 2007, due to continued growth in the loan portfolio. Average loans as a percentage of average assets were 63% and 44% at June 30, 2008 and 2007, respectively. Interest expense for the quarter ended June 30, 2008 increased $223,760, or 70%, over the same period in 2007, due to volume increases in deposits and Federal Home Loan Bank advances.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the quarters ended June 30, 2008 and 2007. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, Yields and Rates

	For the Quarter Ended June 30,
	2008			2007
	Average	Income/	Yield	Average	Income/	Yield
	balance	expense	/rate	balance	expense	/rate

Interest-earning assets:
Federal funds sold	$1,374,033	$8,582	2.51%	$6,170,066	$80,925	5.26%
Investment securities and FHLB stock	20,685,229	282,272	5.49	12,246,737	175,916	5.76
Loans (1)	43,712,415	683,827	6.29	17,426,813	369,234	8.50

Total interest-earning assets	65,771,677	974,681	5.96%	35,843,616	626,075	7.01%
Non-earning assets	4,005,748			3,334,301

Total assets	$69,777,425			$39,177,917

Interest-bearing liabilities:
Interest checking	$1,973,133	$10,143	2.07%	$1,081,292	$6,253	2.32%
Savings and money market	12,884,565	93,702	2.92	8,678,657	83,945	3.88
Time deposits	35,263,801	389,903	4.45	17,251,277	228,451	5.31
Federal funds purchased	358,956	2,643	2.96	-	-	-
FHLB borrowings	5,942,912	46,018	3.11	-	-	-

Total interest-bearing liabilities	56,423,367	542,409	3.87%	27,011,226	318,649	4.73%

Non-interest bearing liabilities	3,991,496			2,449,846
Shareholders’ equity	9,362,562			9,716,845

Total liabilities and shareholders’ equity	$69,777,425			$39,177,917

Net interest spread			2.09%			2.28%

Net interest income/margin		$432,272	2.64%		$307,426	3.44%

    (1)        Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the quarter ended June 30, 2008 was 2.64%, a decrease of 80 basis points from the net interest margin of 3.44% for the same period in 2007. The prime interest rate was 8.25% during the three months ended June 30, 2007, while the prime interest rate during the three-month period ended June 30, 2008 was 5.00%. With a 325 basis point difference in prime rate during the comparable periods, and with approximately 61% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred. Conversely, we relied on a higher volume of certificates of deposit, both local and brokered, to fund the growth of our loan portfolio. These deposits are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits. Additionally, during the quarter ended June 30, 2008, we utilized alternative funding sources of federal funds purchased and FHLB borrowings. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.09% and 2.28% for the quarters ended June 30, 2008 and 2007, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period in order to maintain an appropriate allowance for loan losses.

        Our provision for loan losses for the quarter ended June 30, 2008 was $79,000 compared to $45,621 for the quarter ended June 30, 2007. This increase of 73% was due to growth in the loan portfolio.

Non-interest Income

        Non-interest income totaled $20,560 for the quarter ended June 30, 2008 compared to $23,515 for the quarter ended June 30, 2007. Mortgage brokerage fees decreased $16,333, while service charges on deposit accounts increased $13,378.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the second quarter of 2008 and 2007.

	Three Months Ended
	June 30,
	2008	2007
Compensation and employee benefits	$271,390	$246,275
Occupancy and equipment	51,293	69,323
Data processing and related costs	53,673	43,207
Marketing, advertising and shareholder communications	11,620	36,498
Legal and audit	14,604	12,408
Other professional fees	13,586	7,262
Supplies, postage and telephone	10,683	15,927
Insurance	3,952	3,953
Credit related expenses	5,725	6,406
Courier and armored carrier service	4,756	4,641
Regulatory fees and FDIC insurance	12,341	7,997
Other	12,374	9,096

Total non-interest expense	$465,997	$462,993

        Non-interest expenses totaled $465,997 for the quarter ended June 30, 2008 compared to $462,993 for the quarter ended June 30, 2007, for an increase of 1%. The most significant component of non-interest expense is compensation and benefits, which totaled $271,390 for the quarter ended June 30, 2008, compared to $246,275 for the quarter ended June 30, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Occupancy and equipment costs decreased from $69,323 during the three months ended June 30, 2007 to $51,293. Until May 2007, we incurred expenses for our modular facility site preparation, as well as modular site ground lease costs and rental of the modular facility. We moved into our headquarters building in April 2007. Partially offsetting the modular facilities costs included the addition of real estate taxes and building depreciation during the three months ended June 30, 2008 versus June 30, 2007. Data processing costs increased from $43,207 for the quarter ended June 30, 2007 to $53,673 for the quarter ended June 30, 2008. This increase was due to growth of the bank’s deposit accounts as well as upgrades to the bank’s computer systems. Marketing, advertising and shareholder communications expenses decreased from $36,498 during the three months ended June 30, 2007 to $11,620 for the same period 2008. In the first half of 2007, we incurred expenses for our grand opening, including an event and promotional giveaway items. Other professional fees increased from $7,262 for the quarter ended June 30, 2007 to $13,586 for the quarter ended June 30, 2008, due to increased external compliance and outsourced internal audit exams. Regulatory fees and FDIC insurance increased from $7,997 for the quarter ended June 30, 2007 to $12,341 for the quarter ended June 30, 2008. Our FDIC insurance assessments continue to increase as deposits grow.

Six months ended June 30, 2008 and 2007

General

        Our net loss for the six months ended June 30, 2008 was $85,434, or $0.07 per share, compared to a net loss of $310,568, or $0.26 per share, for the six months ended June 30, 2007, for an improvement of $225,134, or 72%. As described below, most of this improvement in net loss is attributable to increases in our net interest income, which reflects the continued growth of our bank and the volume increases in our loans and investment securities. Also, we recorded $38,924 in gains on investment securities called and sold during the first quarter of 2008. Refer to “Non-interest Income” for a discussion of these gains.

Net Interest Income

        Net interest income was $861,931 for the six months ended June 30, 2008, and represented an increase of $269,153, or 45%, over net interest income of $592,778 for the same period ended June 30, 2007. Interest income increased $791,409, or 70%, to $1,926,328 for the six months ended June 30, 2008, due to volume increases in interest earning assets.

        Average earning assets increased to $62 million for the six months ended June 30, 2008 from $33 million for the six months ended June 30, 2007, an increase of $29 million, or 91%. Loan interest and related fees improved $701,077, or 104%, over the same period ended 2007 due to continued growth in the loan portfolio. Interest expense for the six months ended June 30, 2008 increased $522,256, or 96%, to $1,064,397 due to volume increases in deposits and Federal Home Loan Bank advances.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the six months ended June 30, 2008 and 2007. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, Yields and Rates

	For the Six Months Ended June 30,
	2008			2007
	Average	Income/	Yield	Average	Income/	Yield
	balance	expense	/rate	balance	expense	/rate

Interest-earning assets:
Federal funds sold	$1,017,702	$11,309	2.23%	$5,164,359	$133,204	5.20%
Investment securities and FHLB stock	19,668,573	538,320	5.50	11,353,922	326,093	5.79
Loans (1)	41,273,910	1,376,699	6.71	15,983,135	675,622	8.52

Total interest-earning assets	61,960,185	1,926,328	6.25%	32,501,416	1,134,919	7.04%
Non-earning assets	3,775,886			3,084,775

Total assets	$65,736,071			$35,586,191

Interest-bearing liabilities:
Interest checking	$1,936,157	$19,416	2.02%	$1,020,135	$10,578	2.09%
Savings and money market	11,679,074	177,110	3.05	8,214,271	158,797	3.90
Time deposits	33,074,591	777,002	4.72	14,279,301	372,766	5.26
Federal funds purchased	600,835	10,423	3.49	-	-	-
FHLB borrowings	5,158,159	80,446	3.14	-	-	-

Total interest-bearing liabilities	52,448,816	1,064,397	4.08%	23,513,707	542,141	4.65%

Non-interest bearing liabilities	3,844,464			2,276,434
Shareholders' equity	9,442,791			9,796,050

Total liabilities and shareholders' equity	$65,736,071			$35,586,191

Net interest spread			2.17%			2.39%

Net interest income/margin		$861,931	2.80%		$592,778	3.68%

         (1) Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the six months ended June 30, 2008 was 2.80%, a decrease of 88 basis points from the net interest margin of 3.68% for the same period in 2007. The prime interest rate was 8.25% for the six months ended June 30, 2007. From January 1 to April 30, 2008, the prime rate dropped 225 basis points, and the average prime interest rate during the six months ended June 30, 2008 was 5.65%. With approximately 61% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred. Conversely, we relied on a higher volume of certificates of deposit, both local and brokered, to fund the growth of our loan portfolio. These deposits are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits. Additionally, during the six months ended June 30, 2008, we utilized alternative funding sources of federal funds purchased and FHLB borrowings. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.17% and 2.39% for the six months ended June 30, 2008 and 2007, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        Our provision for loan losses for the six months ended June 30, 2008 was $112,608, compared to $81,621 for the same period in 2007. The allowance as a percentage of gross loans was 1.20% at June 30, 2008. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance. Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of provision we expense each period in order to maintain an appropriate allowance for loan losses.

Non-interest Income

        Non-interest income totaled $70,913 for the six months ended June 30, 2008, an improvement of $33,671, or 90%, over the six months ended June 30, 2007. During the six months ended June 30, 2008, we recognized $38,924 in gains on investment securities called or sold during the period, compared to no gains for the six months ended June 30, 2007. Three agency bonds were called during the first quarter of 2008. In addition three other agency bonds were sold during the first quarter of 2008 prior to April call dates. Management correctly estimated that interest rates would drop prior to the call dates, and sold these agency bonds in order to reinvest the proceeds in investment securities prior to the additional interest rate decreases. One mortgage-backed security was sold as its prepayment speed had increased and the proceeds were reinvested in a higher yielding investment grade corporate bond.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the six month periods of 2008 and 2007.

	Six Months Ended
	June 30,
	2008	2007
Compensation and employee benefits	$538,909	$448,948
Occupancy and equipment	99,669	117,304
Data processing and related costs	100,599	87,476
Marketing, advertising and shareholder communications	22,043	47,412
Legal and audit	34,139	28,471
Other professional fees	19,474	41,672
Supplies, postage and telephone	18,612	23,938
Insurance	7,904	8,680
Credit related expenses	7,435	13,304
Courier and armored carrier service	9,440	9,236
Regulatory fees and FDIC insurance	23,954	12,367
Other	23,492	20,159

Total non-interest expense	$905,670	$858,967

        Non-interest expenses were $905,670 for the six months ended June 30, 2008 compared to $858,967 for the same period ended June 30, 2007, for an increase of 5%. The most significant component of non-interest expense is compensation and benefits, which totaled $538,909 for the six months ended June 30, 2008, compared to $448,948 for the same period ended June 30, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Data processing costs increased from $87,476 for the six months ended June 30, 2007 to $100,599 for the same period ended June 30, 2008. This increase was due to continued growth of the bank’s deposit accounts. Other professional fees decreased from $41,672 for the six months ended June 30, 2007 to $19,474 for the same period ended June 30, 2008 primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007. Regulatory fees and FDIC insurance increased from $12,367 for the six months ended June 30, 2007 to $23,954 for the same period ended June 30, 2008. Our FDIC insurance assessments continue to increase as deposits grow. Decreases in marketing, advertising and shareholder communications as well as in occupancy and equipment expenses relate to the move from our modular facility to our headquarters building in April 2007, as described in the previous discussion of “Non-interest Expenses”.

Balance Sheet Review

General

        At June 30, 2008, total assets were $73.1 million compared to $58.6 million at December 31, 2007, for an increase of $14.5 million, or 25%. The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 95% and 93% of total assets at June 30, 2008 and December 31, 2007, respectively. Gross loans totaled $46.6 million, an increase of $10.4 million, or 29%, from $36.2 million at December 31, 2007. Investment securities and Federal Home Loan Bank stock amounted to $21.9 million at June 30, 2008. At June 30, 2008, we were in a federal funds sold position of $1,078,000.

        Deposits totaled $55.8 million at June 30, 2008, an $11.7 million, or 27%, increase from $44.1 million at December 31, 2007. There were no federal funds purchased at June 30, 2008 compared to $1.6 million at December 31, 2007. Federal Home

Loan Bank borrowings were $7.9 million at June 30, 2008 compared to $2.4 million at December 31, 2007, for an increase of $5.4 million, or 222%. Shareholders’ equity totaled $9.0 million at June 30, 2008, a $0.7 million, or 7%, decrease from $9.7 million at December 31, 2007.

Investments

        On June 30, 2008 and December 31, 2007, our investment securities portfolio amounted to $21.5 million and $18.5 million and represented 31% and 34%, respectively, of interest-earning assets. Unrealized losses on available for sale investment securities amounted to $557,674 at June 30, 2008 compared to unrealized gains of $57,834 at December 31, 2007, due to changes in market interest rates as discussed below. Our portfolio consisted of U.S. government sponsored agencies of $5.1 million, mortgage-backed agencies of $11.9 million, taxable municipal securities of $0.9 million and corporate bonds of $3.6 million. All of our investment securities are classified as available for sale.

The amortized costs and the fair value of our investment securities are shown in the following table.

	June 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government sponsored agencies	$5,238,422	$5,090,397	$7,594,037	$7,633,969
Mortgage-backed agencies	12,120,911	11,905,053	9,914,098	9,930,816
Taxable municipal securities	924,972	907,829	405,828	407,639
Corporate bonds	3,747,558	3,570,910	509,111	508,484

Total	$22,031,863	$21,474,189	$18,423,074	$18,480,908

        During the six month period of 2008, three agency bonds were called and three bonds were sold prior to call dates in anticipation of additional interest rate decreases. The proceeds of these calls and sales were reinvested in agency mortgage-backed securities and investment grade corporate bonds.

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

        Investment securities with market values of approximately $12.4 million and $5.9 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        At June 30, 2008 and December 31, 2007, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $458,900 and $183,000, respectively. Federal Home Loan Bank stock purchases are required as the level of Federal Home Loan Bank advances increase. Federal Home Loan Bank stock increased during the six-month period ended June 30, 2008, to reflect the net increase of $5.4 million in Federal Home Loan Bank advances during the six-month period. No ready market exists for this stock and it has no quoted market value. Redemptions of this stock have historically been at par value. Accordingly, this investment is carried at cost, which approximates fair market value. This stock pays a quarterly dividend, which is currently 5.75%.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2008 and December 31, 2007 were $46.6 million and $36.2 million, respectively. Gross loans represented 67% and 66% of interest-earning assets for June 30, 2008 and December 31, 2007, respectively.

        Although the loan portfolio grew $10.4 million during six month period of 2008, the percentage of loans in each category remained relatively stable from December 31, 2007 to March 31, 2008, as shown in the table below. Loans secured by real estate mortgages comprised approximately 79% of loans outstanding at June 30, 2008 and 78% at December 31, 2007. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

        The following table summarizes the composition of our loan portfolio at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$14,481,857	31.1%	$12,252,447	33.8%
Commercial	11,634,303	24.9	7,943,180	21.9
Residential mortgages	5,564,488	11.9	4,913,015	13.6
Home equity lines	5,052,194	10.9	3,241,876	9.0

Total real estate	36,732,842	78.8%	28,350,518	78.3%

Commercial	8,878,113	19.0%	6,865,262	19.0%
Consumer	1,036,806	2.2	991,166	2.7
Deferred origination fees, net	-	-	(9,180)	-

Gross loans	46,647,761	100.0%	36,197,766	100.0%

Less allowance for loan losses	(558,792)		(446,184)

Total loans, net	46,088,969		35,751,582

        Commercial real estate loans and construction and development loans generally entail additional risks as these loans typically involve larger balances to single borrowers or groups of related borrowers. The repayment of these loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand in the market, and, as such, may be subject to a greater extent to adverse conditions in the economy. In dealing with these risk factors, we generally limit our loans to our local real estate market or to borrowers with which we have experience. Refer to the additional information regarding risks associated with commercial real estate and construction and development lending under the heading "Risk Factors" in our annual report on Form 10-KSB for the year ended December 31, 2007.

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses was $558,792 and $446,184 as of June 30, 2008 and December 31, 2007, respectively, and represented 1.20% of outstanding loans at June 30, 2008 and 1.23% as of December 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We believe we have an effective loan review system and loan grading system that is designed to identify, monitor and address asset quality problems in an accurate and timely manner. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

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

        In calculating the allowance for loan losses, we utilize a credit grading system, which we apply to each loan. We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans. The loss factors are adjusted for qualitative factors, including those described above. We also analyze individual significant credits not considered impaired and maintain a general unallocated reserve in accordance with December 2006 regulatory guidance in our assessment of the allowance for loan losses. Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral. Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced. These loans are not yet rated as loss because certain events may occur which could repay the debt. At June 30, 2008 and December 31, 2007, we had no loans in the substandard or doubtful categories.

        We have retained an independent consultant to review our loan files on a test basis to assess the grading of samples of loans. In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information made available to them at the time of their examination. Our losses will undoubtedly vary from our estimates, and there is the possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

        There were no charge-offs during the three month and six month periods ended June 30, 2008 and 2007. The only addition to the allowance for loan losses for both periods was the accrual of the loan loss provision. There were no nonaccrual or nonperforming loans at June 30, 2008 and December 31, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

        At June 30, 2008 and December 31, 2007, we were not aware of any potential problem loans, nor any loans considered impaired.

Deposits

        Our primary source of funds for our loans and investments is our deposits. Deposits increased $11.7 million, from $44.1 million at December 31, 2007 to $55.8 million at June 30, 2008. The following table shows the composition of deposits at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
		Percent		Percent
	Amount	of total	Amount	of total

Non-interest bearing demand deposits	$3,256,432	5.8%	$1,954,715	4.4%
Interest bearing checking	2,194,738	3.9	2,563,965	5.8
Money market and savings	15,442,395	27.7	8,909,714	20.2
Time deposits less than $100,000	6,111,431	11.0	6,949,347	15.8
Time deposits $100,000 and over	11,333,363	20.3	11,514,920	26.1
Brokered time deposits, less than $100,000	17,483,000	31.3	12,207,000	27.7

Total	$55,821,359	100.00%	$44,099,661	100.00%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $27.0 million and $20.4 million at June 30, 2008 and December 31, 2007, respectively. Core deposit growth of $6.6 million during the period included growth of $6.5 million in our money market accounts. Our loan-to-deposit ratio was 84% and 82% at June 30, 2008 and December 31, 2007, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in the six months ended June 30, 2008 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $17.5 million and $12.2 million at June 30, 2008 and December 31, 2007, respectively. All of our time deposits are certificates of deposits.

        The maturity distribution of our time deposits of $100,000 or more and our brokered time deposits as of June 30, 2008 was as follows:

Three months or less	$6,621,452
Over three through six months	6,364,377
Over six through twelve months	9,575,887
Over twelve months	6,254,647

Total	$28,816,363

Borrowings and lines of credit

        At June 30, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.8 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the six months ended June 30, 2008. The average amount outstanding during the six months ended June 30, 2008 was $601,000. The highest month-end amount outstanding during the six months was $2.2 million and the average interest rate paid on these borrowings was 3.49%. The average amount outstanding during the year ended December 31, 2007 was $1.6 million and the highest month-end amount outstanding during 2007 was $2.7 million. The average interest rate paid on these borrowings during the year was 4.50%. There were no outstanding amounts on these lines of credit as of June 30, 2008 and $1,648,000 was outstanding at December 31, 2007.

        We are also a member of the Federal Home Loan Bank. At June 30, 2008 and December 31, 2007, we had $7.9 million and $2.4 million outstanding, respectively, in Federal Home Loan Bank borrowings. At June 30, 2008, we had available credit with the Federal Home Loan Bank of $5.2 million. These borrowings were used to fund loans and purchase investment securities, and were utilized as the interest rates charged on these advances were less than those we paid for brokered certificates of deposit during the timeframe. The average amount outstanding during the six months ended June 30, 2008 was $5.2 million and the maximum balance outstanding during the period was $7.9 million at an average interest rate of 3.14%. The maximum balance outstanding during the year ended December 31, 2007 was $2.4 million at an interest rate of 3.64%.

Capital Resources

        Total shareholders’ equity decreased $672,913 from $9.68 million at December 31, 2007 to $9.01 million at June 30, 2008. Common stock increased $28,029 due to stock options compensation expense accrued during the six months ended June 30, 2008. We incurred a gross unrealized loss of $615,508 on investment securities available for sale, which decreased shareholders’ equity during the six month period. Our net loss of $85,434 for the six months ended June 30, 2008 contributed to the net decrease in shareholders’ equity during the six month period.

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

        The following tables set forth the Bank’s capital ratios at June 30, 2008 and December 31, 2007.

			Well capitalized		Adequately capitalized
June 30, 2008	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,087	17.8%	$5,684	10.0%	$4,547	8.0%
Tier 1 risk-based capital	9,528	16.8	3,410	6.0	2,274	4.0
Leverage capital	9,528	13.7	3,490	5.0	2,792	4.0

			Well capitalized		Adequately capitalized
December 31, 2007	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,031	23.3%	$4,302	10.0%	$3,442	8.0%
Tier 1 risk-based capital	9,585	22.3	2,581	6.0	1,721	4.0
Leverage capital	9,585	18.5	2,588	5.0	2,071	4.0

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures for the remainder of 2008.

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

Off-Balance Sheet Risk

        Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At June 30, 2008, the bank had issued commitments to extend credit of $5.8 million through various types of lending arrangements.

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

        At June 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $1,728,628, or approximately 2.37% of total assets. Our investment securities available for sale amounted to $21.5 million or approximately 29% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2008, $12.4 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $5.8 million. Availability on these lines of credit was $5.8 million at June 30, 2008. We are a member of the Federal Home Loan Bank, from which applications for borrowings can be made. The Federal Home Loan Bank requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase Federal Home Loan Bank stock in a percentage of each advance. There was $5.2 million unused borrowing capacity available from the Federal Home Loan Bank at June 30, 2008. Federal Home Loan Bank borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these advances. We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

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

        At June 30, 2008 and December 31, 2007, we were asset-sensitive over a one-year timeframe.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

        In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The application of the Statement will have no effect on the Company’s financial position, results of operations or cash flows.

        The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of the Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

        In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of the Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Our board of directors submitted two matters to a vote of our security holders during the three months ended June 30, 2008 at our annual meeting of shareholders held on April 24, 2008.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of approximately one-third of the board members expire at each annual shareholders meeting. The current Class I directors are Jeffrey L. Dezen, Roger H. Gower and Frank B. Halter, Jr. The current Class II directors are R. Bruce Harman, Arthur L. Howson, Jr., Paula S. King and J. Matthew Shouse. The current Class III directors are Jonathan T. McClure, David A. Merline, Jr., William H. Pelham and Russel T. Williams.

The previous terms of the Class III directors expired at the 2008 annual shareholders meeting. Each of the four current Class III directors was nominated for election and stood for re-election to a three-year term expiring at the 2011 annual shareholder meeting. Each of the four Class III directors was re-elected with voting results as follows: Mr. McClure had 1,058,284 votes in favor of his re-election and 1,900 votes withheld. Mr. Merline had 1,058,284 votes in favor of his re-election and 1,900 votes withheld. Mr. Pelham had 1,058,284 votes in favor of his re-election and 1,900 votes withheld. Mr. Williams had 1,058,284 votes in favor of his re-election and 1,900 votes withheld.

J. Matthew Shouse was nominated for election as a Class II director for a two-year term expiring at the 2010 annual shareholder meeting. Mr. Shouse was elected and had 1,055,284 votes in favor of his election and 4,900 votes withheld.

The terms of the Class I directors will expire at the 2009 annual shareholders meeting, and the terms of the Class II directors will expire at the 2010 annual shareholders meeting.

The ratification of the appointment of Elliott Davis, LLC as our independent registered public accounting firm for the year ending December 31, 2008 was submitted to a vote of our security holders at our 2008 annual shareholders meeting with voting results as follows: 1,050,751 votes in favor, 5,933 votes against, and 3,500 votes abstained.

There were no other matters voted on by the company’s shareholders at our 2008 annual shareholder meeting.

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

BANKGREENVILLE FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2008	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number               Description

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.