Form 10-Q
period 2008-09-30
BankGreenville Financial CORP
filed 2008-11-12
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

1,180,000 shares of common stock, no par value per share, were issued and outstanding as of November 12, 2008.

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

Item 1.     Legal Proceedings
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.     Default Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

SIGNATURES

EXHIBIT INDEX

Exhibit 10.1     Amendment No. 1 to the BankGreenville Financial Corporation 2006 Stock Incentive Plan adopted October 14, 2008.

Exhibit 10.2     Employment Agreement between BankGreenville Financial Corporation and Russel T. Williams dated November 10, 2008.

Exhibit 10.3     Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated November 10, 2008.

Exhibit 31.1     Rule 13a-14(a) Certification of the Principal Executive Officer

Exhibit 31.2     Rule 13a-14(a) Certification of the Principal Financial Officer

Exhibit 32        Section 1350 Certifications

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$789,497	$830,543
Federal funds sold	1,936,000	-

Total cash and cash equivalents	2,725,497	830,543
Investment securities available for sale	20,505,832	18,480,908
Federal Home Loan Bank Stock	755,900	183,000
Loans, net	51,977,318	35,751,582
Property and equipment, net	2,791,800	2,865,258
Accrued interest receivable	422,141	319,909
Other assets	415,385	122,706

Total assets	$79,593,873	$58,553,906

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$4,272,831	$1,954,715
Interest bearing	50,544,627	42,144,946

Total deposits	54,817,458	44,099,661
Federal funds purchased	-	1,648,000
Federal Home Loan Bank advances	14,455,000	2,440,000
Accrued interest payable	295,104	392,085
Accounts payable and accrued liabilities	1,005,973	295,299

Total liabilities	70,573,535	48,875,045

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007	11,184,195	11,142,669
Accumulated other comprehensive income (loss)	(561,489)	57,834
Retained deficit	(1,602,368)	(1,521,642)

Total shareholders’ equity	9,020,338	9,678,861

Total liabilities and shareholders’ equity	$79,593,873	$58,553,906

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans and fees	$763,881	$540,493	$2,140,580	$1,216,115
Investment securities and Federal Home Loan Bank stock	309,159	186,356	847,479	512,449
Federal funds sold	2,086	49,380	13,395	182,584

Total interest income	1,075,126	776,229	3,001,454	1,911,148

Interest expense
Deposits	471,600	403,941	1,445,128	946,082
Borrowings	90,203	-	181,072	-

Total interest expense	561,803	403,941	1,626,200	946,082

Net interest income	513,323	372,288	1,375,254	965,066

Provision for loan losses	70,382	82,000	182,990	163,621

Net interest income after provision for loan losses	442,941	290,288	1,192,264	801,445

Non-interest income
Gains on investment securities sales and calls	-	3,313	38,924	3,313
Mortgage brokerage fees	-	2,530	5,245	31,192
Service charges on deposit accounts	14,787	4,756	41,531	13,336

Total non-interest income	14,787	10,599	85,700	47,841

Non-interest expense
Compensation and employee benefits	261,894	265,441	800,803	714,389
Occupancy and equipment	52,165	44,695	151,834	161,999
Data processing and related costs	57,861	47,565	158,460	135,041
Marketing, advertising and shareholder communications	5,992	12,055	28,035	59,467
Legal and audit	14,525	13,927	48,664	42,398
Other professional fees	11,601	7,521	31,075	49,193
Supplies, postage and telephone	8,077	9,811	26,689	33,749
Insurance	4,505	4,338	12,409	13,018
Credit related expenses	1,168	8,460	8,603	21,764
Courier and armored carrier service	4,795	4,719	14,235	13,955
Regulatory fees and FDIC insurance	15,208	14,587	39,162	26,954
Other	15,229	11,867	38,721	32,027

Total non-interest expense	453,020	444,986	1,358,690	1,303,954

Income (loss) before income taxes	4,708	(144,099)	(80,726)	(454,668)
Income taxes	-	-	-	-

Net income/(loss)	$4,708	$(144,099)	$(80,726)	$(454,668)

Basic and diluted loss per common share	$.004	$(0.12)	$(0.07)	$(0.39)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Loss
(Unaudited)

			Accumulated
			other		Total
	Common stock		comprehensive	Retained	shareholders’
	Shares	Amount	income (loss)	deficit	equity

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

Stock compensation expense	-	43,704	-	-	43,704

Comprehensive loss:

Net loss	-	-	-	(454,668)	(454,668)

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	(122,945)	-	(122,945)

Total comprehensive loss	-	-	-	-	(577,613)

Balance, September 30, 2007	1,180,000	$11,128,266	$(113,383)	$(1,481,960)	$9,532,923

Balance, December 31, 2007	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

Stock compensation expense	-	41,526	-	-	41,526

Comprehensive loss:

Net loss	-	-	-	(80,726)	(80,726)

Unrealized losses on investment
securities available for sale,
net of tax benefit	-	-	(619,323)	-	(619,323)

Total comprehensive loss	-	-	-	-	(700,049)

Balance, September 30, 2008	1,180,000	$11,184,195	$(561,489)	$(1,602,368)	$9,020,338

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Nine Months Ended
(Unaudited)

	September 30,	September 30,
	2008	2007

Operating activities
Net loss	$(80,726)	$(454,668)
Provision for loan losses	182,990	163,621
Stock compensation expense	41,526	43,704
Depreciation	78,578	61,312
Net amortization (accretion) of premium (discounts) on investment securities	8,166	(4,394)
Gains on sales and calls of investment securities	(38,924)	(3,313)
Increase in interest receivable	(102,232)	(138,314)
(Increase) decrease in other assets	(292,679)	58,446
(Decrease) increase in accrued interest payable	(96,981)	182,574
Increase (decrease) in accounts payable and accrued liabilities	710,674	(185,374)

Net cash provided by (used for) operating activities	410,392	(276,406)

Investing activities
Increase in loans, net	(16,408,726)	(17,308,745)
Purchase of investment securities available for sale	(11,178,725)	(5,746,346)
Proceeds from sales of investment securities available for sale	3,356,522	2,176,305
Proceeds from called investment securities available for sale	3,748,575	-
Proceeds from principal paydowns on mortgage-backed securities	1,460,139	369,108
Purchase of FHLB Stock	(572,900)	-
Purchase of property and equipment	(5,120)	(813,398)

Net cash used for investing activities	(19,600,235)	(21,323,076)

Financing activities
Increase in deposits, net	10,717,797	17,756,920
Proceeds from Federal Home Loan Bank advances	12,015,000	-
Decrease in federal funds purchased	(1,648,000)	-

Net cash provided by financing activities	21,084,797	17,756,920

Net increase (decrease) in cash and cash equivalents	1,894,954	(3,842,562)

Cash and cash equivalents, beginning of period	830,543	5,543,972

Cash and cash equivalents, end of period	$2,725,497	$1,701,410

Supplemental information
Cash paid for:
Interest	$1,723,181	$763,508

Schedule of non-cash transactions:
Unrealized losses on investment securities	$(619,323)	$(122,945)

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

        Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Net Income or Loss per Share

        Basic income or loss per share represents net income or loss to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters and nine months ended September 30, 2008 and 2007, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and income or loss per common share, respectively, were the same.

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

        There were 10,000 options forfeited and no options granted during the nine months ended September 30, 2008. At September 30, 2008 and December 31, 2007, the Company had 95,900 and 105,900 options outstanding, respectively, at $10.00 per share. Vested options amounted to 38,060 and 18,880 at September 30, 2008 and December 31, 2007, respectively. Options outstanding at September 30, 2008 have a weighted average remaining contractual term of approximately 7 1/2 years. Total unrecognized compensation cost related to non-vested options granted as of September 30, 2008 was $121,048, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net income, as reported, included stock-based employee compensation expense of $13,497 for the three months ended September 30, 2008 and net loss included stock based employee compensation expense of $41,526 for the nine month period. Net loss, as reported, included stock-based employee compensation expense of $14,661 and $43,704 for the three months and nine months ended September 30, 2007, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero for both periods.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Federal funds sold were $1,936,000 as of September 30, 2008 compared to $ — at September 30, 2007.

Investment Securities

                 Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At September 30, 2008, the Company’s investment securities were classified as available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

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
significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments,retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

        Available for sale investment securities ($20,505,832 at September 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company is predominantly a collateral-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $1.3 million.

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

        The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

        In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations
Three months ended September 30, 2008 and 2007

General

        Our net income for the quarter ended September 30, 2008 was $4,708, or $.004 per share, compared to a net loss of $144,099, or $0.12 per share, for the quarter ended September 30, 2007, for an improvement of $148,807, or 103%. As described below, the transition from net loss to net income is attributable to an increase in our net interest income, which reflects the continued growth of our bank and the volume increases in our interest-earning assets for the three months ended September 30, 2008 compared to the same period in 2007.

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

        Net interest income was $513,323 for the quarter ended September 30, 2008, an increase of $141,035, or 38%, over net interest income of $372,288 for the quarter ended September 30, 2007. Interest income increased $298,897, or 39%, to $1,075,126 for the quarter ended September 30, 2008, due to volume increases in loans as well as a reallocation from federal funds sold to investments. Loan interest and related fees improved $223,388, or 41%, over the quarter ended September 30, 2007, due to continued growth in the loan portfolio. Average loans as a percentage of average assets were 66% and 55% at September 30, 2008 and 2007, respectively. Third quarter 2008 investment interest income of $309,159 represented an increase of $122,803, or 66%, over the same period in 2007. Interest expense for the quarter ended September 30, 2008 increased $157,862, or 39%, over the same period in 2007, due to volume increases in deposits and participation in the Federal Home Loan Bank advance program.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the quarters ended September 30, 2008 and 2007. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, Yields and Rates
	For the Quarter Ended September 30,
	2008			2007

	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$387,692	$2,086	2.14%	$3,823,000	$49,380	5.12%
Investment securities and FHLB stock	21,936,987	309,159	5.61	12,798,040	186,356	5.78
Loans (1)	49,752,270	763,881	6.11	24,869,632	540,493	8.62

Total interest-earning assets	72,076,949	1,075,126	5.93%	41,490,672	776,229	7.42%
Non-earning assets	3,781,863			4,125,639

Total assets	$75,858,812			$45,616,311

Interest-bearing liabilities:
Interest checking	$2,361,396	$13,057	2.20%	$1,464,918	$8,655	2.34%
Savings and money market	15,001,931	105,235	2.79	8,986,690	87,496	3.86
Time deposits	34,187,150	353,308	4.11	22,706,762	307,790	5.38
Federal funds purchased	402,750	2,883	2.85	-	-	-
FHLB borrowings	11,035,435	87,320	3.15	-	-	-

Total interest-bearing liabilities	62,988,662	561,803	3.55%	33,158,370	403,941	4.83%

Non-interest bearing liabilities	4,069,422			2,741,096
Shareholders’ equity	8,800,728			9,716,845

Total liabilities and shareholders' equity	$75,858,812			$45,616,311

Net interest spread			2.38%			2.59%

Net interest income/margin		$513,323	2.83%		$372,288	3.56%

        (1)   Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the quarter ended September 30, 2008 was 2.83%, a decrease of 73 basis points from the net interest margin of 3.56% for the same period in 2007. The average prime interest rate was 8.18% during the three months ended September 30, 2007, while the average prime interest rate during the three-month period ended September 30, 2008 was 5.00%. With a 275 basis point decrease in prime rate during the comparable periods, and with approximately 60% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred. Loan yield declined 149 basis points over the comparable periods. Cost of interest-bearing liabilities decreased 128 basis points, as higher priced certificates of deposits matured and were replaced at lower interest rates. These fixed maturity deposits take longer to re-price than variable rate loans, which adjust immediately, and the significant decline in net interest margin resulted. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.38% and 2.59% for the quarters ended September 30, 2008 and 2007, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

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

        Our provision for loan losses for the quarter ended September 30, 2008 was $70,382 compared to $82,000 for the quarter ended September 30, 2007. This decrease of 14% was due to smaller loan growth for quarter ended September 30, 2008 compared to September 30, 2007. Loans increased in the third quarter of 2008 by $5.9 million compared to $10.5 million for the same quarter in 2007. The significant growth in the third quarter of 2007 resulted from typical faster growth in the early stages of a de novo bank. Despite the two potential problem borrowing relationships that we were aware of as of September 30, 2008, and discussed under “Loans” below, we believe that our provision for loan losses for the quarter ended September 30, 2008 is adequate. We maintained an allowance as a percentage of outstanding loans of 1.20% at September 30, 2008.

Non-interest Income

        Non-interest income totaled $14,787 for the quarter ended September 30, 2008 compared to $10,599 for the quarter ended September 30, 2007. Mortgage brokerage fees decreased $2,530 while service charges on deposit accounts increased $10,031 due to deposit growth.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the third quarter of 2008 and 2007.

	Three Months Ended
	September 30,
	2008	2007
Compensation and employee benefits	$261,894	$265,441
Occupancy and equipment	52,165	44,695
Data processing and related costs	57,861	47,565
Marketing, advertising and shareholder communications	5,992	12,055
Legal and audit	14,525	13,927
Other professional fees	11,601	7,521
Supplies, postage and telephone	8,077	9,811
Insurance	4,505	4,338
Credit related expenses	1,168	8,460
Courier and armored carrier service	4,795	4,719
Regulatory fees and FDIC insurance	15,208	14,587
Other	15,229	11,867

Total non-interest expense	$453,020	$444,986

        Non-interest expenses totaled $453,020 for the quarter ended September 30, 2008 compared to $444,986 for the quarter ended September 30, 2007, for an increase of $8,034, or 2%. Data processing costs increased from $47,565 for the quarter ended September 30, 2007 to $57,861 for the quarter ended September 30, 2008. This increase was due to growth of the bank’s deposit accounts as well as upgrades to the bank’s computer systems. Marketing, advertising and shareholder communications expenses decreased from $12,055 during the three months ended September 30, 2007 to $5,992 for the same period of 2008. This decrease was primarily due to expenses incurred in 2007 relating to advertising associated with the grand opening and move into the permanent headquarters building. Other professional fees increased from $7,521 for the quarter ended September 30, 2007 to $11,601 for the quarter ended September 30, 2008, due to increased external compliance and outsourced internal audit exams.

Nine months ended September 30, 2008 and 2007

General

        Our net loss for the nine months ended September 30, 2008 was $80,726, or $0.07 per share, compared to a net loss of $454,668, or $0.39 per share, for the nine months ended September 30, 2007, for an improvement of $373,942, or 82%. As described below, most of this improvement in net loss is attributable to increases in our net interest income, which reflects the continued growth of our bank and the volume increases in our loans and investment securities. Also, we recorded $38,924 in gains on investment securities called and sold during the first quarter of 2008. Refer to “Non-interest Income” for a discussion of these gains.

Net Interest Income

        Net interest income was $1,375,254 for the nine months ended September 30, 2008, and represented an increase of $410,188, or 43%, over net interest income of $965,066 for the same period ended September 30, 2007. Interest income increased $1,090,306, or 57%, to $3,001,454 for the nine months ended September 30, 2008, due to volume increases in interest earning assets.

        Average earning assets increased to $65 million for the nine months ended September 30, 2008 from $35 million for the nine months ended September 30, 2007, an increase of $30 million, or 86%. Loan interest and related fees improved $924,465, or 76%, over the same period ended 2007 due to continued growth in the loan portfolio. Interest expense for the nine months ended September 30, 2008 increased $680,118, or 72%, to $1,626,200 due to volume increases in deposits and participation in the Federal Home Loan Bank advance program beginning in December 2007.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2008 and 2007. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, Yields and Rates
	For the Nine Months Ended September 30,
	2008			2007

	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$806,165	$13,395	2.22%	$4,712,326	$182,584	5.18%
Investment securities and FHLB stock	20,430,230	847,479	5.54	11,840,584	512,449	5.79
Loans (1)	44,106,205	2,140,580	6.48	18,894,415	1,216,115	8.61

Total interest-earning assets	65,342,600	3,001,454	6.14%	35,447,325	1,911,148	7.21%
Non-earning assets	3,793,348			3,418,483

Total assets	$69,135,948			$38,865,808

Interest-bearing liabilities:
Interest checking	$2,078,938	$32,474	2.09%	$1,170,025	$19,233	2.20%
Savings and money market	12,794,778	282,345	2.95	8,474,573	246,293	3.89
Time deposits	33,448,151	1,130,309	4.51	17,119,449	680,556	5.32
Federal funds purchased	535,325	13,307	3.32	--	--	--
FHLB borrowings	7,131,551	167,765	3.14	--	--	--

Total interest-bearing liabilities	55,988,743	1,626,200	3.88%	26,764,047	946,082	4.73%

Non-interest bearing liabilities	3,919,997			2,433,341
Shareholders' equity	9,227,208			9,668,420

Total liabilities and shareholders’ equity	$69,135,948			$38,865,808

Net interest spread			2.26%			2.48%

Net interest income/margin		$1,375,254	2.81%		$965,066	3.64%

        (1)   Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the nine months ended September 30, 2008 was 2.81%, a decrease of 83 basis points from the net interest margin of 3.64% for the same period in 2007. The prime interest rate averaged 8.23% for the nine months ended September 30, 2007. From September 30, 2007 to September 30, 2008, the prime rate dropped 275 basis points. From January 1 to September 30, 2008, the prime rate dropped 225 basis points and the average prime interest rate during the nine months ended September 30, 2008 was 5.41%. With approximately 60% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred. Conversely, we relied on a higher volume of certificates of deposit, both local and brokered, to fund the growth of our loan portfolio. These deposits are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits. Additionally, during the nine months ended September 30, 2008, we utilized alternative funding sources of federal funds purchased and FHLB borrowings. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.26% and 2.48% for the nine months ended September 30, 2008 and 2007, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        Our provision for loan losses for the nine months ended September 30, 2008 was $182,990, compared to $163,621 for the same period in 2007. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance. Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of provision we expense each period in order to maintain an appropriate allowance for loan losses. Despite the two potential problem borrowing relationships that we were aware of as of September 30, 2008, and discussed under “Loans” below, we believe that our provision for loan losses is adequate. The allowance as a percentage of gross loans was 1.20% at September 30, 2008.

Non-interest Income

        Non-interest income totaled $85,700 for the nine months ended September 30, 2008, an improvement of $37,859, or 79%, over the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we recognized $38,924 in gains on investment securities called or sold during the period, compared to gains of $3,313 for the nine months ended September 30, 2007. Three agency bonds were called during the first quarter of 2008. In addition three other agency bonds were sold during the first quarter of 2008 prior to April call dates. Management correctly estimated that interest rates would drop prior to the call dates, and sold these agency bonds in order to reinvest the proceeds in investment securities prior to the additional interest rate decreases. One mortgage-backed security was sold as its prepayment speed had increased and the proceeds were reinvested in a higher yielding investment grade corporate bond.

        Mortgage brokerage fees decreased $25,947, or 83%, from $31,192 for the first nine months of 2007 to $5,245 for the same period in 2008. Service charges or deposit accounts increased $28,195, or 211% from $13,336 for the nine months ended September 30, 2007 to $41,531 for the comparable period in 2008. This increase is due to deposit growth, and in particular, growth in corporate transaction accounts.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the nine month periods of 2008 and 2007.

	Nine Months Ended
	September 30,
	2008	2007
Compensation and employee benefits	$800,803	$714,389
Occupancy and equipment	151,834	161,999
Data processing and related costs	158,460	135,041
Marketing, advertising and shareholder communications	28,035	59,467
Legal and audit	48,664	42,398
Other professional fees	31,075	49,193
Supplies, postage and telephone	26,689	33,749
Insurance	12,409	13,018
Credit related expenses	8,603	21,764
Courier and armored carrier service	14,235	13,955
Regulatory fees and FDIC insurance	39,162	26,954
Other	38,721	32,027

Total non-interest expense	$1,358,690	$1,303,954

        Non-interest expenses were $1,358,690 for the nine months ended September 30, 2008 compared to $1,303,954 for the same period ended September 30, 2007, for an increase of 4%. The most significant component of non-interest expense is compensation and benefits, which totaled $800,803 for the nine months ended September 30, 2008, compared to $714,389 for the same period ended September 30, 2007. This 12% increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Data processing costs increased from $135,041 for the nine months ended September 30, 2007 to $158,460 for the same period ended September 30, 2008. This 17% increase was due to continued growth of the bank’s deposit accounts as well as upgrades to the bank’s computer systems. Other professional fees decreased from $49,193 for the nine months ended September 30, 2007 to $31,075 for the same period ended September 30, 2008 primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007. Regulatory fees and FDIC insurance increased from $26,954 for the nine months ended September 30, 2007 to $39,162 for the same period ended September 30, 2008. Our FDIC insurance assessments continue to increase as deposits grow. Decreases in marketing, advertising and shareholder communications as well as in occupancy and equipment expenses relate to the move from our modular facility to our headquarters building in April 2007.

Balance Sheet Review

General

        At September 30, 2008, total assets were $79.6 million compared to $58.6 million at December 31, 2007, for an increase of $21.0 million, or 36%. The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 95% and 93% of total assets at September 30, 2008 and December 31, 2007, respectively. Gross loans totaled $52.6 million, an increase of $16.4 million, or 45%, from $36.2 million at December 31, 2007. Investment securities and Federal Home Loan Bank stock amounted to $21.3 million at September 30, 2008. At September 30, 2008, we were in a federal funds sold position of $1,936,000.

        Deposits totaled $54.8 million at September 30, 2008, a $10.7 million, or 24% increase from $44.1 million at December 31, 2007. There were no federal funds purchased at September 30, 2008 compared to $1.6 million at December 31, 2007. Federal Home Loan Bank borrowings were $14.5 million at September 30, 2008 compared to $2.4 million at December 31, 2007, for an increase of $12.1 million, or 492%. Shareholders’ equity totaled $9.0 million at September 30, 2008, a $0.7 million, or 7% decrease from $9.7 million at December 31, 2007.

Investments

        On September 30, 2008 and December 31, 2007, our investment securities portfolio amounted to $20.5 million and $18.5 million and represented 27% and 34%, respectively, of interest-earning assets. Unrealized losses, net of tax benefit, on available for sale investment securities amounted to $561,489 at September 30, 2008 compared to unrealized gains of $57,834 at December 31, 2007, due to changes in market interest rates as discussed below. Our portfolio consisted of U.S. government sponsored agencies of $4.1 million, mortgage-backed agencies of $11.8 million, taxable municipal securities of $0.9 million and corporate bonds of $3.7 million. All of our investment securities are classified as available for sale.

The amortized costs and the fair value of our investment securities are shown in the following table.

	September 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government sponsored agencies	$4,238,607	$4,097,609	$7,594,037	$7,633,969
Mortgage-backed agencies	11,794,662	11,780,999	9,914,098	9,930,816
Taxable municipal securities	925,166	942,388	405,828	407,639
Corporate bonds	4,398,138	3,684,836	509,111	508,484

Total	$21,356,573	$20,505,832	$18,423,074	$18,480,908

        During the nine month period of 2008, four agency bonds were called and four bonds were sold prior to call dates in anticipation of additional interest rate decreases. The proceeds from these calls and sales were reinvested in agency mortgage-backed securities, investment grade corporate bonds and used to fund loans.

        All of our corporate bonds continue to be designated as investment grade by Moody’s and Standard & Poors. We believe, based on industry analyst reports and credit ratings, the deterioration in fair values of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        Investment securities with market values of approximately $11.1 million and $5.9 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        At September 30, 2008 and December 31, 2007, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $755,900 and $183,000, respectively. Federal Home Loan Bank stock purchases are required as the level of Federal Home Loan Bank advances increase. Federal Home Loan Bank stock increased $572,900 during the nine-month period ended September 30, 2008, to reflect the net increase of $12.0 million in Federal Home Loan Bank advances during the same period. No ready market exists for this stock and it has no quoted market value. Redemptions of this stock have historically been at par value. Accordingly, this investment is carried at cost, which approximates fair market value. This stock pays a quarterly dividend, which decreased from 5.75% to 2.89% for the third quarter of 2008. We did not hold any Fannie Mae or Freddie Mac preferred stock at September 30, 2008.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2008 and December 31, 2007 were $52.6 million and $36.2 million, respectively. Gross loans represented 69% and 66% of interest-earning assets for September 30, 2008 and December 31, 2007, respectively.

        Although the loan portfolio grew $16.4 million during the nine month period of 2008, the percentage of loans in each category remained relatively stable from December 31, 2007 to September 31, 2008, as shown in the table below. Loans secured by real estate mortgages comprised approximately 81% of loans outstanding at September 30, 2008 and 78% at December 31, 2007. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

        The following table summarizes the composition of our loan portfolio at September 30, 2008 and December 31, 2007.

	September 30,		December 31,
	2008		2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$17,724,325	33.7%	$12,252,447	33.8%
Commercial	13,297,783	25.3	7,943,180	21.9
Residential mortgages	6,104,243	11.6	4,913,015	13.6
Home equity lines	5,454,053	10.4	3,241,876	9.0

Total real estate	42,580,404	81.0%	28,350,518	78.3%

Commercial	8,799,615	16.7%	6,865,262	19.0%
Consumer	1,226,473	2.3	991,166	2.7
Deferred origination fees, net	-	-	(9,180)	-

Gross loans	52,606,492	100.0%	36,197,766	100.0%

Less allowance for loan losses	(629,174)		(446,184)

Total loans, net	51,977,318		35,751,582

        Commercial real estate loans and construction and development loans generally entail additional risks as these loans typically involve larger balances to single borrowers or groups of related borrowers. The repayment of these loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand in the market, and, as such, may be subject to a greater extent to adverse conditions in the economy. In dealing with these risk factors, we generally limit our loans to our local real estate market or to borrowers with which we have experience. Refer to the additional information regarding risks associated with commercial real estate and construction and development lending under the heading “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2007.

        We have determined that our loan portfolio did not include any loans considered subprime at September 30, 2008.

        We discontinue accrual of interest on a loan when we conclude that it is doubtful that we will be able to collect interest from the borrower. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering the borrower’s financial condition, economic and the borrower’s industry conditions, if applicable, and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received. When a loan is placed on nonaccrual status, all previously accrued but unpaid interest is reversed and is deducted from reported interest income and earnings. Once a loan is placed on nonaccrual status, no additional interest is accrued on the loan balance.

        There were no nonaccrual or nonperforming loans at September 30, 2008 and December 31, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. At September 30, 2008, we were aware of two potential problem borrowing relationships with an aggregate principal balance of $1,264,000, which were classified substandard at September 30, 2008. Both borrowing relationships had been current until their last payments due in late July and August 2008, respectively. Neither borrower was 90 days or more past due and they were not on nonaccrual status at September 30, 2008. Both borrowing relationships were placed on nonaccrual status in October 2008, due to additional information obtained by management in October as well as continued past-due status. In October, we began foreclosure proceedings against one of the borrowers. Our loans are collateralized by commercial and residential real estate. We believe that we have sufficient collateral value to cover the outstanding balances on these loans based on our knowledge of the market and recent appraisal information. However, based on our evaluation of the deteriorating financial condition of the borrowers and their inability to repay the loans, we considered these loans impaired under the criteria defined in FAS 114, “Accounting by Creditors for Impairment of a Loan,” at September 30, 2008. Based on our assessment of the collateral value and estimate of an adequate fair value less selling costs for the properties, we did not identify an impairment charge or specific reserve amount for these loans. We were not aware of any other potential problem loans at September 30, 2008. Refer to our discussion below in the “Allowance for Loan Losses” section.

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses was $629,174 and $446,184 as of September 30, 2008 and December 31, 2007, respectively, and represented 1.20% of outstanding loans at September 30, 2008 and 1.23% as of December 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We believe we have an effective loan review system and loan grading system that is designed to identify, monitor and address asset quality problems in an accurate and timely manner. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

        Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In recent months, many banks have begun to see an overall decline in credit quality and have increased their allowance for loan losses accordingly. Though we have not experienced significant changes in credit quality during this volatile time, we continue to carefully monitor our loan portfolio for deterioration. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        In calculating the allowance for loan losses, we utilize a credit grading system, which we apply to each loan. We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans. The loss factors are adjusted for qualitative factors, including those described above. We also analyze individual significant credits not considered impaired and maintain a general unallocated reserve in accordance with December 2006 regulatory guidance in our assessment of the allowance for loan losses. Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral. Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced. These loans are not yet rated as loss because certain events may occur which could repay the debt. As discussed in the previous section, loans classified as substandard totaled $1,264,000 at September 30, 2008. We considered these loans impaired under the criteria of FAS 114 at September 30, 2008 due to the deteriorating financial condition and inability of the borrowers to repay the loans. In situations where a loan in considered impaired, the loans are excluded from the general reserve calculations and are assigned a specific reserve. The specific reserve is based on our analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows. These loans are collateralized by real estate, and we believe, based on our knowledge of the properties and the market as well as recent appraisals and our loan to value percentage, that the fair value less estimated costs to sell the property is sufficient to cover the principal balances on these loans. Therefore, no impairment charge, or specific reserve, was identified for these loans.

We had no loans classified as doubtful at September 30, 2008 and no classified loans at December 31, 2007.

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

        There were no charge-offs during the three month and nine month periods ended September 30, 2008 and 2007. The only addition to the allowance for loan losses for both periods was the accrual of the loan loss provision.

Deposits

        Our primary source of funds for our loans and investments is our deposits. Deposits increased $10.7 million, from $44.1 million at December 31, 2007 to $54.8 million at September 30, 2008. The following table shows the composition of deposits at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
		Percent		Percent
	Amount	of total	Amount	of total

Non-interest bearing demand deposits	$4,272,832	7.8%	$1,954,715	4.4%
Interest bearing checking	2,307,639	4.2	2,563,965	5.8
Money market and savings	14,927,052	27.2	8,909,714	20.2
Time deposits less than $100,000	5,368,331	9.8	6,949,347	15.8
Time deposits $100,000 and over	11,987,604	21.9	11,514,920	26.1
Brokered time deposits, less than $100,000	15,954,000	29.1	12,207,000	27.7

Total	$54,817,458	100.00%	$44,099,661	100.00%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $26.9 million and $20.4 million at September 30, 2008 and December 31, 2007, respectively. Core deposit growth of $6.5 million during the period included growth of $6.0 million in our money market accounts. Our loan-to-deposit ratio was 96% and 82% at September 30, 2008 and December 31, 2007, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in the nine months ended September 30, 2008 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $15.9 million and $12.2 million at September 30, 2008 and December 31, 2007, respectively. All of our time deposits are certificates of deposits.

        The maturity distribution of our time deposits of $100,000 or more and our brokered time deposits as of September 30, 2008 was as follows:

Three months or less	$8,251,655
Over three through six months	7,770,223
Over six through twelve months	6,741,822
Over twelve months	5,177,904

Total	$27,941,604

        Another aspect of the EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009.

        In addition, the bank is included in the initial period of the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of the EESA. This guarantee applies to the following transactions:

•	All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•	Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

        All FDIC institutions are covered for the first 30 days at no cost. After the initial 30 day period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts. The bank is evaluating whether or not to continue to participate in this Program after the initial period ends.

Borrowings and lines of credit

        At September 30, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.8 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the nine months ended September 30, 2008. The average amount outstanding during the nine months ended September 30, 2008 was $534,000. The highest month-end amount outstanding during the nine months was $2.2 million and the average interest rate paid on these borrowings was 3.27%. The average amount outstanding during the year ended December 31, 2007 was $1.6 million and the highest month-end amount outstanding during 2007 was $2.7 million. The average interest rate paid on these borrowings during the year was 4.50%. There were no outstanding amounts on these lines of credit as of September 30, 2008 and $1,648,000 was outstanding at December 31, 2007.

        We are also a member of the Federal Home Loan Bank. At September 30, 2008 and December 31, 2007, we had $14.5 million and $2.4 million outstanding, respectively, in Federal Home Loan Bank borrowings. At September 30, 2008, we had borrowing capacity with the Federal Home Loan Bank of $1.5 million based on our total assets. These borrowings were used to fund loans and purchase investment securities, and were utilized as the interest rates charged on these advances were less than those we paid for brokered certificates of deposit during the timeframe. The average amount outstanding during the nine months ended September 30, 2008 was $7.1 million and the maximum balance outstanding during the period was $14.5 million at an average interest rate of 3.14%. The maximum balance outstanding during the year ended December 31, 2007 was $2.4 million at an interest rate of 3.64%.

Capital Resources

        Total shareholders’ equity decreased $658,523 from $9.68 million at December 31, 2007 to $9.02 million at September 30, 2008. Common stock increased $41,526 due to stock options compensation expense accrued during the nine months ended September 30, 2008. We incurred an unrealized loss, net of tax benefit, of $619,323 on investment securities available for sale, which decreased shareholders’ equity during the nine month period. Our net loss of $80,726 for the nine months ended September 30, 2008 contributed to the net decrease in shareholders’ equity during the nine month period.

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

        The following tables set forth the Bank’s capital ratios at September 30, 2008 and December 31, 2007.

			Well capitalized		Adequately capitalized
September 30, 2008	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,175	16.1%	$5,960	10.0%	$4,768	8.0%
Tier 1 risk-based capital	9,546	15.1	3,576	6.0	2,383	4.0
Leverage capital	9,546	12.6	3,789	5.0	3,031	4.0
			Well capitalized		Adequately capitalized
December 31, 2007	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,031	23.3%	$4,302	10.0%	$3,442	8.0%
Tier 1 risk-based capital	9,585	22.3	2,581	6.0	1,721	4.0
Leverage capital	9,585	18.5	2,588	5.0	2,071	4.0

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures for the remainder of 2008.

        As stated previously, we are evaluating whether or not to participate in Treasury’s Capital Purchase Program under EESA. Because we were required to raise substantially more capital in our initial offering than we could immediately utilize and are still a relatively new enterprise, our capital ratios are significantly above the well-capitalized designation as shown in the table above. While we do not need capital, we are evaluating the program in light of future capital needs. The maximum amount of capital we believe that we could obtain through this program is approximately $1.9 million based on our risk-weighted assets at September 30, 2008.

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

Off-Balance Sheet Risk

        Through the bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At September 30, 2008, the bank had issued commitments to extend credit of $7.2 million through various types of lending arrangements.

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

        At September 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $2,725,497, or approximately 3.42% of total assets. Our investment securities available for sale amounted to $20.5 million or approximately 26% of total assets. Unpledged investment securities of $9.4 million at September 30, 2008 traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2008, $11.1 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs primarily through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $5.8 million. Availability on these lines of credit was approximately $5.8 million at September 30, 2008. We are a member of the Federal Home Loan Bank, from which applications for borrowings can be made. The Federal Home Loan Bank requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase Federal Home Loan Bank stock in a percentage of each advance. There was approximately $1.5 million in borrowing capacity available from the Federal Home Loan Bank based on total assets at September 30, 2008. Federal Home Loan Bank borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these advances. We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

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

        At September 30, 2008 and December 31, 2007, we were asset-sensitive over a one-year timeframe.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

        In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

        The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

        In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

        The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

        On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 3) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

        The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits

10.1      Amendment No. 1 to the BankGreenville Financial Corporation 2006 Stock Incentive Plan adopted October 14, 2008.

10.2      Employment Agreement between BankGreenville Financial Corporation and Russel T. Williams dated November 10, 2008.

10.3      Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated November 10, 2008.

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

BANKGREENVILLE FINANCIAL CORPORATION
(Registrant)

Date: November 12, 2008	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2008	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number               Description

10.1      Amendment No. 1 to the BankGreenville Financial Corporation 2006 Stock Incentive Plan adopted October 14, 2008.

10.2      Employment Agreement between BankGreenville Financial Corporation and Russel T. Williams dated November 10, 2008.

10.3      Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated November 10, 2008.

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32         Section 1350 Certifications.