Form 10-K
period 2008-12-31
BankGreenville Financial CORP
filed 2009-03-23
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2008.

Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file number 333-127409

BankGreenville Financial Corporation
(Exact name of registrant as specified in its charter)

South Carolina	20-2645711
(State of Incorporation)	(I.R.S. Employer Identification No.)

499 Woodruff Road
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (864) 335-2200

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                                        Yes         No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                                        Yes         No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes        No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes         No

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the company on March 10, 2009 was $2,751,334. This calculation is based upon an estimate of the fair market value of the Common Stock of $2.75 per share, which was the price of the last trade of which management is aware prior to this date.

The number of shares outstanding of the issuer’s one class of common equity was 1,180,000 shares at March 10, 2009.

PART I

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.(T)	Controls and Procedures.
Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant and Fees and Services.
Item 15.	Exhibits, Financial Satement Schedules.

SIGNATURES

EXHIBIT INDEX

EX-21 (032309)

EX-31 (032309)

EX-31 (032309)

EX-32 (032309)

Part I

Item 1.   Description of Business

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

        The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets experienced extended volatility and disruption, and the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Marketing Focus and Service Area

        Our service area is Greenville County, with a primary focus on Greater Greenville, including the City of Greenville and the surrounding bedroom communities of Mauldin, Simpsonville, Greer and Taylors. Our office is centrally located near the intersection of Woodruff Road and Laurens Road within the Greenville city limits and is situated on the edge of the 1,100-acre Verdae master planned development. Woodruff Road is a well traveled thoroughfare with reasonable traffic counts and excellent accessibility and this ongoing development effort is expected to enhance the quality of this already excellent location. We moved into our permanent headquarters building in April 2007. We do not currently have plans to establish branch offices in 2009. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

        We focus on providing high quality, consultative service to small-to-medium-sized businesses and the professional segment of the growing Greenville area market and offer a full complement of business and consumer services while placing particular emphasis on that portion of the market that values small business expertise and relationship-oriented service.

        The Greenville banking market has seen a significant amount of consolidation as larger out-of-market institutions have acquired local community banks. While larger banks may target the small-and-medium-sized business market, we believe that through more personalized client service and local decision making, we can effectively source loan and deposit business from these clients, even without a large operational infrastructure. We target businesses with less than $15 million in annual revenues as well as their related owners and employees. Through our relationships and contacts in and around Greenville, we believe that we can attract business and consumer banking clients who desire consistent and personal banking relationships.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. Any loan, the lesser of $500,000 or five percent of capital, to any director of the bank is approved by the board of directors of the bank and all loans to directors are made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently does not originate long-term conventional first mortgage residential real estate loans, but acts as a broker as described below.

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

        Allowance for Loan Losses. We maintain an allowance for loan losses, which we have established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that collection of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Our allowance for loan losses at December 31, 2008 was approximately 1.22% of the outstanding balance of our loans, based on our consideration of several factors, including historical portfolio performance, regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. We periodically determine the amount of the allowance based on our consideration of several factors, including:

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

        Real Estate Loans. Loans secured by first or second mortgages on real estate make up approximately 82% of the bank’s loan portfolio. These loans generally include commercial real estate loans, construction and development loans, and residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and are more likely to be fixed for shorter-term loans. The bank generally charges an origination fee on these loans.

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

        We have the ability to originate real estate loans for sale to the secondary market, although at this time we do not originate loans for sale. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

• Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loan credit risk is the risk that the primary source of repayment, the operating company’s cash flow or the cash flow from the real estate, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request. Risks associated with commercial real estate loans include fluctuations in the value of the real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We seek to limit risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

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

Deposit Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations. These services include checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Greenville area. In addition, we offer IRAs. We solicit these accounts from individuals, businesses, and other organizations. We obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations, and advertisements published in the local media. We solicit brokered certificates of deposit when we are able to procure these deposits at interest rates less than or comparable to interest rates on similar deposits in our local market.

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

Competition and Market Share

        The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans as well as legal lending limits to any one borrower, credit and service charges, the quality of services rendered, and the convenience of banking facilities. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services on a statewide basis. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium-sized businesses and individuals. We believe we compete effectively in this market by offering relationship banking and high quality service.

        According to FDIC data at June 2008, the deposit base in Greenville County amounted to approximately $10.1 billion and the bank’s deposits represented approximately .55% of this deposit base.

Employees

        As of March 10, 2009, we had 13 full-time employees and no part-time employees.

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

Recent Regulatory Developments

        The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Form 10-K.

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•	On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•	On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•	Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

•	Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•	On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. In addition, the Recovery Act imposes certain limitations on compensation paid by participants in the Treasury’s Troubled Asset Relief Program (“TARP”), which includes programs under TARP such as the Capital Purchase Program in which we participate.

On February 13, 2009, as part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 1,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase 50 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 (the “Warrant”), for an aggregate purchase price of $1,000,000 in cash. The Warrant was immediately exercised.

The Series A Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B Preferred Stock will also qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 9% per annum. We must consult with the FDIC before we may redeem the Series A and Series B Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. Please refer to the “Capital Resources” section of “Management’s Discussion and Analysis or Plan of Operation” as well as the “Notes to Consolidated Financial Statements” for additional details of the Series A Preferred Stock and the Warrant.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under “BankGreenville – Prompt Corrective Action.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “BankGreenville – Payment of Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

        As of December 31, 2008, the bank was deemed to be “well capitalized.”

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

        Deposit Insurance and Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law—generally $250,000 per accountholder and $250,000 for certain retirement accountholders. In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the bank. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits. In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 16 basis points. The FDIC will also impose a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter. We anticipate our future insurance costs to be higher than in previous periods. However, we are not currently able to accurately determine the amount of additional cost.

        On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2008, the Financing Corporation assessment equaled 1.61 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. The FDIC conducted a CRA examination in January 2008.

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

Item 1A.   Risk Factors

        Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

We are a de novo bank, and there is a risk we may never become profitable.

        Our bank is a de novo bank that began operations in January 2006. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a large number of clients to deposit and borrow money. Our future profitability is also dependent on numerous other factors including local economic conditions and favorable government regulation. While the economy in this area has been strong in recent years, it has suffered during this most recent economic crisis and continued economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we have experienced two consecutive quarters of profitability, there is a risk that continued deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become consistently profitable and you will lose part or all of your investment.

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

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the Emergency Economic Stabilization Act (the “EESA”) and the U.S. Treasury Department’s Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. On February 13, 2009, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series A Preferred Stock and a Warrant for Series B Preferred Stock to the Treasury. On that same day, the Treasury exercised its Warrant and the Series B Preferred Stock was also issued to the Treasury.

        In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TGLP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We have elected to continue coverage under the TLGP.

        On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury’s Capital Purchase Program in which we participate.

        There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Because of our participation in the Treasury Department’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

        Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, if any. The standards include, among other things, (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the Series A and B preferred stock that we sold to the U.S. Treasury pursuant to the Capital Purchase Program.

        Legislation that has been adopted after we closed on our sale of Series A and B Preferred Stock to the Treasury on February 13, 2009, and any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our Capital Purchase Program transaction with the Treasury. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our Capital Purchase Program transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the Capital Purchase Program transaction by repurchasing some or all of the Series A and B Preferred Stock that we sold to the Treasury pursuant to the Capital Purchase Program. If we were to repurchase all or a portion of such preferred stock, then our capital levels could be materially reduced.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

        The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) February 13, 2012 and (ii) the date on which all of the shares of the Series A and Series B Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A and Series B Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our Board of Directors.

The Series A and Series B Preferred Stock impacts net income available to our common shareholders and earnings per common share.

        The dividends declared on the Series A and Series B Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A and Series B Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

If we are unable to redeem the Series A Preferred Stock after five years, we will be required to make higher dividend payments on this stock, thereby substantially increasing our cost of capital.

         If we are unable to redeem the Series A Preferred Stock prior to February 13, 2014, the dividend rate will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity, our net income available to common shareholders, and our earnings per share.

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

We are exposed to changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA. On February 17, 2009, the Recovery Act was signed into law further amending the Capital Purchase Program under EESA. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. See “Risk Factors – We are subject to extensive regulation that could restrict our activities. This regulation is for protection of the bank’s depositors and not for the investors.” above.

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

Continuation of the economic downturn, especially in Greenville County, could reduce our client base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the market in which we operate and, in turn, the quality of our loan portfolio. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small-to-medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small and medium-sized business. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition and results of operations may be adversely affected.

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

        As of December 31, 2008, approximately 82% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

The capital and credit markets have experienced unprecedented levels of volatility.

                During 2008, the capital and credit markets experienced extended volatility and disruption. In the last two quarters of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, there can be no assurance that we will not experience a material adverse effect on our ability to access capital, our business, our financial condition, and our results of operations.

                In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. These actions include the government-assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and a historic bill authorizing the U.S. Treasury to invest in financial institutions and purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. There can be no assurance as to when or if the government will take further steps to intervene in the financial sector and what impact government actions will have on the financial markets. Governmental intervention (or the lack thereof) could materially and adversely affect our business, financial condition and results of operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

        As of March 10, 2009, there were 1,180,000 shares of common stock outstanding held by 132 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in December 2005. The price per share in our initial public offering was $10.00. The following table shows the quarterly reported high and low bid information as quoted on the OTC Bulletin Board for 2008 and 2007.

	2008		2007
	High	Low	High	Low
First quarter	$10.00	$6.56	$10.10	$9.51
Second quarter	8.50	6.56	9.75	8.75
Third quarter	6.91	5.80	8.95	6.51
Fourth quarter	5.38	2.26	9.00	6.50

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our bank to pay dividends to us. As a South Carolina state bank, the bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.

        We entered the Purchase Agreement with the Treasury on February 13, 2009 to participate in the Treasury’s Capital Purchase Program. Refer to “Management’s Discussion and Analysis or Plan of Operation” below for details. Under the terms of the Letter Agreement associated with payment of dividends, prior to February 13, 2012, the consent of Treasury will be required for us to declare or pay any dividend or make any distributions from our common stock, unless we have already redeemed both the Series A and Series B Preferred Stock issued to Treasury pursuant to the terms of the Purchase Agreement.

Item 6.   Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis or Plan of Operation.

        The following discussion and analysis reviews our results of operations and assesses our financial condition, and also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. You should read this discussion and analysis in conjunction with the accompanying consolidated financial statements and the discussion of forward-looking statements and other statistical information included in this report.

General

        Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, also known as the net interest margin, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as net interest spread.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following sections we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients. We describe the various components of this non-interest income, as well as our non-interest expense, in the following sections.

        In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury (“Treasury”) will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, Treasury announced the Capital Purchase Program under the EESA, pursuant to which Treasury intends to make senior preferred stock investments in participating financial institutions.

        On December 26, 2008, we received preliminary approval to participate in the Capital Purchase Program described above, in the amount of $1,891,000, which represented the maximum 3% of our risk-weighted assets at September 30, 2008. After careful evaluation by our executive management and board of directors, including the impact of our participation on our capital ratios and operations as well as on our common shareholders, we elected to participate at $1 million and were able to participate under the private company terms, which limited dilution to our common shareholders. The transaction closed on February 13, 2009 and on that date we issued shares of our Series A and Series B Preferred Stock to Treasury. Refer to the “Capital Resources” section of “Management’s Discussion and Analysis or Plan of Operation” as well as the “Notes to Consolidated Financial Statements” for additional details.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2008, included herein. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies.

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

Results of Operations

General

        Our net loss for the year ended December 31, 2008 was $60,863, or $0.05 per share, compared to a net loss of $494,350, or $0.42 per share, for the same period in 2007, for an improvement of $433,487, or 88%. The improvement in net loss is attributable to increases in our net interest income, which reflects the continued growth of our bank and the volume increases in our loans and investment securities as discussed below. Also, we recorded $78,162 in gains on investment securities called and sold during 2008. Refer to “Non-interest Income” for a discussion of these gains.

        Our net income for the fourth quarter of 2008 was $19,863, compared to a net loss of $39,683 for the same period in 2007, an improvement of $59,546. The transition from net loss to net income is attributable to an increase in our net interest income, which reflects the continued growth of our bank and the volume increases in our interest-earning assets for the three months ended December 31, 2008, compared to the same period in 2007. In addition, we recorded $39,238 in gains on investment securities sales in the fourth quarter of 2008. Net proceeds from these sales were reinvested in investment securities with no less favorable terms to the company.

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

        Net interest income was $1,842,989 for the year ended December 31, 2008, an increase of $454,880, or 33%, over net interest income of $1,388,109 for the year ended December 31, 2007. Interest income of $4,027,677 for the year ended December 31, 2008 included $2,868,545 on loans, $1,141,935 on investment securities and Federal Home Loan Bank stock and $17,197 on federal funds sold. In spite of the 400 basis point drop in the prime interest rate in 2008, loan interest and related fees improved $973,710, or 51%, over 2007, due to growth of $18.5 million in the loan portfolio in 2008. Interest income on investment securities and Federal Home Loan Bank stock improved $434,839, or 61%, due to continued growth in the investment portfolio as well as the purchase of higher-yielding corporate (bank) bonds and taxable municipal bonds in 2008. Interest income on federal funds sold decreased $177,107, or 91%, due to reallocation of funding sources into higher-yielding loans. Total interest expense of $2,184,688 for the year ended December 31, 2008 included $1,879,443 related to deposit accounts, $288,572 associated with Federal Home Loan Bank borrowings and $16,673 on federal funds purchased. Interest expense on deposits increased $479,298, or 34%, due to continued growth in deposits, primarily money market accounts and brokered certificates of deposit. Interest expense on Federal Home Loan Bank borrowings increased $287,355, due to growth of $12,015,000 in borrowings in 2008.

        The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the comparative periods ended December 31, 2008 and 2007 and December 31, 2007 and 2006. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income over the life of the loans.

Average Balances, Income and Expenses, Yields and Rates
For the Years Ended December 31,
	2008			2007

	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$970,626	$17,197	1.77%	$3,920,767	$194,304	4.96%
Investment securities and FHLB stock	20,600,248	1,141,935	5.54	12,272,414	707,096	5.76
Loans (1)	46,583,981	2,868,545	6.16	22,595,295	1,894,835	8.39

Total interest-earning assets	68,154,855	4,027,677	5.91%	38,788,476	2,796,235	7.21%
Non-earning assets	3,804,681			3,329,161

Total assets	$71,959,536			$42,117,637

Interest-bearing liabilities:
Interest checking	$2,150,347	$44,626	2.08%	$1,327,831	$29,431	2.22%
Savings and money market	13,943,832	383,939	2.75	8,666,465	326,004	3.76
Time deposits	33,388,416	1,450,878	4.35	19,748,967	1,044,710	5.29

Total interest-bearing deposits	49,482,595	1,879,443	3.80	29,743,263	1,400,145	4.71
Federal funds purchased	557,940	16,673	2.99	130,849	6,764	5.17
FHLB borrowings	8,939,085	288,572	3.23	33,425	1,217	3.64

Total interest-bearing liabilities	58,979,620	2,184,688	3.70%	29,907,537	1,408,126	4.71%

Non-interest bearing liabilities	3,823,017			2,592,529
Shareholders' equity	9,156,899			9,617,571

Total liabilities and shareholders' equity	$71,959,536			$42,117,637

Net interest spread			2.21%			2.50%

Net interest income/margin		$1,842,989	2.70%		$1,388,109	3.58%

        (1) Loan fees, which are immaterial, are included in interest income. There were $1.2 million in nonaccrual loans in 2008 and no nonaccrual loans in 2007. Nonaccrual loans are included in the average balances and income on nonaccrual loans is included on the cash basis for yield computation purposes.

        Our consolidated net interest margin for the year ended December 31, 2008 was 2.70%, a decrease of 88 basis points from the net interest margin of 3.58% for the year ended December 31, 2007. The average prime interest rate was 7.69% during the twelve months ended December 31, 2007, while the average prime interest rate during the twelve-month period ended December 31, 2008 was 5.09%. With a 400 basis point decrease in prime rate during the comparable periods, and with approximately 55% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred, as evidenced by the 223 basis point decline in loan yield from 2007 to 2008 shown in the table. Conversely, we relied on a higher volume of certificates of deposit, both local and brokered, to fund the growth of our loan portfolio. These deposits are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits. Also, during the year ended December 31, 2008, we utilized additional Federal Home Loan Bank borrowings as an alternative funding source. The net interest margin is calculated by dividing annual net interest income by annual average earning assets. Our net interest spread was 2.21% and 2.50% for the years ended December 31, 2008 and 2007, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Average Balances, Income and Expenses, Yields and Rates
For the Years Ended December 31,
	2007			2006

	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$3,920,767	$194,304	4.96%	$7,057,062	$345,686	4.90%
Investment securities and FHLB stock	12,272,414	707,096	5.76	4,909,854	276,941	5.64
Loans (1)	22,595,295	1,894,835	8.39	6,779,188	553,556	8.17

Total interest-earning assets	38,788,476	2,796,235	7.21%	18,746,104	1,176,183	6.27%
Non-earning assets	3,329,161			708,680

Total assets	$42,117,637			$19,454,784

Interest-bearing liabilities:
Interest checking	$1,327,831	$29,431	2.22%	$451,096	$3,250.72%
Savings and money market	8,666,465	326,004	3.76	4,696,395	197,521	4.21
Time deposits	19,748,967	1,044,710	5.29	3,648,883	184,646	5.06
Federal funds purchased	130,849	6,764	5.17	-	-	-
FHLB borrowings	33,425	1,217	3.64	-	-	-

Total interest-bearing liabilities	29,907,537	1,408,126	4.71%	8,796,374	385,417	4.38%

Non-interest bearing liabilities	2,592,529			1,210,237
Shareholders' equity	9,617,571			9,448,173

Total liabilities and shareholders' equity	$42,117,637			$19,454,784

Net interest spread			2.50%			1.89%

Net interest income/margin		$1,388,109	3.58%		$790,766	4.22%

                 (1) Loan fees, which are immaterial, are included in interest income. There were no nonaccrual loans for either period.

        Our consolidated net interest margin for the year ended December 31, 2007 was 3.58%, a decrease of 64 basis points from the net interest margin of 4.22% for the year ended December 31, 2006. This decrease can be attributed to the costs of our funding sources. We relied on a higher volume of certificates of deposits, both local and brokered, to fund the growth of our loan portfolio in 2007. These deposits are priced higher than core deposits and our average cost on time deposits increased from 5.06% to 5.29%. Additionally, for the first time in 2007, we utilized alternative funding sources of federal funds purchased and FHLB borrowings. Earning assets averaged $38.8 million for the year ended December 31, 2007, increasing from $18.7 million for the year ended December 31, 2006. The net interest margin is calculated by dividing annual net interest income by annual average earning assets.

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

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the comparative periods presented. The effect of a change attributed to volume has been determined by multiplying the change in the average balance by the average yield or rate in the prior year. The effect of a change attributed to yield or rate has been determined by multiplying the change in yield or rate by the average balance for the prior year. Changes attributed to both rate and volume, have been allocated on a pro rata basis.

	2008 Compared to 2007

		Change
		in	Change in
	Total Change	Volume	Rate
Interest-earning assets:
Federal funds sold	$(177,107)	$(95,489)	$(81,618)
Investment securities and Federal Home Loan Bank stock	434,839	462,789	(27,950)
Loans	973,710	1,584,719	(611,009)

Total interest income	1,231,442	1,952,019	(720,577)

Interest-bearing liabilities:
Interest-bearing deposits	479,298	790,495	(311,197)
Federal funds purchased	9,909	13,829	(3,920)
Federal Home Loan Bank borrowings	287,355	287,507	(152)

Total interest expense	776,562	1,091,831	(315,269)

Net interest income	$454,880	$860,188	$(405,308)

	2007 Compared to 2006

		Change
		in	Change in
	Total Change	Volume	Rate
Interest-earning assets:
Federal funds sold	$(151,382)	$(155,572)	$4,190
Investment securities and Federal Home Loan Bank stock	430,155	424,137	6,018
Loans	1,341,279	1,325,975	15,304

Total interest income	1,620,052	1,594,540	25,512

Interest-bearing liabilities:
Interest-bearing deposits	1,014,728	983,608	31,120
Federal funds purchased	6,764	6,764	-
Federal Home Loan Bank borrowings	1,217	1,217	-

Total interest expense	1,022,709	991,589	31,120

Net interest income	$597,343	$602,951	$(5,608)

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

        Our provision for loan losses for the year ended December 31, 2008 was $219,258, compared to $238,821 for 2007. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

        Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period in order to maintain an appropriate allowance for loan losses. Despite the two classified and impaired borrowing relationships identified as of December 31, 2008 and discussed under “Loans” below, we believe that our provision for loan losses is adequate. The allowance as a percentage of gross loans was 1.22% at December 31, 2008 and we had no charge-offs in 2008.

Non-interest Income

        Non-interest income for the year ended December 31, 2008 was $145,422 compared to $60,032, for the year ended December 31, 2007, for an improvement of $85,390, or 142%. During the twelve months ended December 31, 2008, we recognized $78,162 in gains on investment securities called or sold during the period, compared to gains of $3,313 for the year ended December 31, 2007. Four agency bonds were called during 2008. In addition three other agency bonds were sold during 2008 prior to April call dates. Management correctly estimated that interest rates would drop prior to the call dates, and sold these agency bonds before these call dates in order to reinvest the proceeds in investment securities prior to the additional interest rate decreases. One mortgage-backed security was sold as its prepayment speed had increased and the proceeds were reinvested in a higher yielding investment grade corporate (bank) bond. In addition, three mortgage-backed securities were sold and reinvested in bonds with no less favorable terms to the company.

        Mortgage brokerage fees decreased $27,716, or 74%, from $37,556 for the year ended December, 31 2007 to $9,840 for the same period in 2008 due to decreased mortgage volume. Service charges on deposit accounts increased $38,257, or 200%, from $19,163 for the year ended December 31, 2007 to $57,420 for the comparable period in 2008, due to deposit growth.

Non-interest Expenses

        The following table sets forth information related to our non-interest expenses for the year ended December 31, 2008 and 2007.

	2008	2007
Compensation and employee benefits	$1,048,565	$953,430
Occupancy and equipment	207,371	205,765
Data processing and related costs	210,954	179,646
Marketing, advertising and shareholder communications	37,627	74,233
Legal and audit	71,178	52,885
Other professional fees	50,084	53,396
Supplies, postage and telephone	37,579	43,040
Insurance	19,658	16,970
Credit related expenses	15,944	24,633
Courier and armored carrier service	19,253	18,601
Regulatory fees and FDIC insurance	54,481	38,974
Other	57,322	42,097

Total non-interest expense	$1,830,016	$1,703,670

        Non-interest expenses were $1,830,016 for the year ended December 31, 2008 compared to $1,703,670 for the year ended December 31, 2007, for an increase of 7%. The most significant component of non-interest expense is compensation and benefits, which totaled $1,048,565, for the year ended December 31, 2008, compared to $953,430 for the year ended December 31, 2007, for a 10% increase. The increase primarily related to employee performance raises and increases in bank-paid employee health care and other insurance costs. Data processing costs increased from $179,646 for the year ended December 31, 2007 to $210,954 for the same period ended December 31, 2008. This 17% increase was due to core processor increases directly related to continued growth in the bank’s deposit accounts as well as non-capitalized upgrades to the bank’s computer systems. Legal and audit expenses increased from $52,885 for the year ended December 31, 2007 to $71,178 for the same period ended December 31, 2008. This 35% increase was due to increases in both outside auditor and legal reviews of SEC filings as well as additional tax planning costs and legal fees associated with general corporate work. Regulatory fees and FDIC insurance increased from $38,974 for the year ended December 31, 2007 to $54,481, or 40%, for the year ended December 31, 2008. Our FDIC insurance assessments continue to increase as deposits grow.

Income Tax Benefit

          The company had no currently taxable income for the years ended December 31, 2008 and 2007. The company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

        At December 31, 2008, total assets were $82.6 million compared to $58.6 million at December 31, 2007, for an increase of $24.0 million, or 41%. The increase in assets resulted from volume increases in our loan and investment portfolios, funded by increases in deposits and Federal Home Loan Bank borrowings. Interest-earning assets comprised approximately 95% and 94% of total assets at December 31, 2008 and December 31, 2007, respectively. Gross loans totaled $54.7 million, an increase of $18.5 million, or 51%, from $36.2 million at December 31, 2007. Investment securities and Federal Home Loan Bank stock amounted to $21.9 million at December 31, 2008, compared to $18.7 million at December 31, 2007. At December 31, 2008, we were in a federal funds sold position of $2.2 million, compared to federal funds purchased of $1.6 million at December 31, 2007.

        Deposits totaled $57.7 million at December 31, 2008, an increase of $13.6 million, or 31%, from $44.1 million at December 31, 2007. Federal Home Loan Bank borrowings were $14.5 million, at December 31, 2008 compared to $2.4 million, at December 31, 2007 for an increase of $12.0 million, or 492%. We increased our Federal Home Loan Bank borrowings in 2008 to partially fund our loan growth and purchase investment securities. Shareholders’ equity was $9.6 million and $9.7 million at December 31, 2008 and December 31, 2007, respectively.

Investments

        At December 31, 2008 and 2007, our investment securities portfolio amounted to $21.1 million and $18.5 million and represented 26% and 32%, respectively, of total assets. Unrealized losses, net of tax benefit, on available for sale investment securities amounted to $27,761 at December 31, 2008 compared to unrealized gains of $57,834 at December 31, 2007, due to changes in market interest rates as discussed below. Our portfolio consisted of U.S. government sponsored agencies of $7.6 million, mortgage-backed agencies of $8.5 million, taxable municipal securities of $0.9 million and corporate bonds of $4.1 million. All of our investment securities are classified available for sale.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2008 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life and modified duration of our investment securities portfolio were 6.35 and 4.70 years, respectively, at December 31, 2008. The average yields are based on amortized costs.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government
sponsored agencies	$-	-	$-	-	$-	-	$7,630,533	5.43%	$7,630,533	5.43%
Mortgage-backed
agencies	-	-	-	-	-	-	8,477,722	5.49%	8,477,722	5.49%
Taxable municipal
securities	-	-	-	-	-	-	900,650	5.53%	900,650	5.53%
Corporate bonds	-	-	$1,110,732	7.03%	$3,029,463	5.70%	-	-	4,140,195	6.05%

Total	$-	-	$1,110,732	7.03%	$3,029,463	5.70%	$17,008,905	5.47%	$21,149,100	5.59%

        The amortized costs and the fair values of our investment securities at December 31, 2008 and 2007 are shown in the following table.

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
U.S. Government sponsored agencies	$7,519,147	$7,630,533	$7,594,037	$7,633,969
Mortgage-backed agencies	8,342,833	8,477,722	9,914,098	9,930,816
Taxable municipal securities	925,359	900,650	405,828	407,639
Corporate bonds	4,403,823	4,140,195	509,111	508,484

Total	$21,191,162	$21,149,100	$18,423,074	$18,480,908

        During 2008, four agency bonds were called and three bonds were sold prior to call dates in anticipation of additional interest rate decreases. The proceeds from these calls and sales were reinvested in agency mortgage-backed securities, investment grade corporate bonds and used to fund loans. One mortgage-backed security was sold as its prepayment speed had increased and the proceeds were reinvested in a higher yielding investment grade corporate (bank) bond. In addition, three mortgage-backed securities were sold and reinvested in bonds with no less favorable terms to the company. All of our corporate bonds are bank bonds and continue to be designated as investment grade by Moody’s and Standard & Poors. We believe, based on industry analyst reports and credit ratings, that deterioration in fair values of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        Investment securities with market values of approximately $10.1 million and $5.9 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings. Gross realized gains on the sale of available for sale securities were $78,162 and $3,313 for the years ended December 31, 2008 and December 31, 2007.

        At December 31, 2008 and 2007, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $755,900 and $183,000, respectively. Federal Home Loan Bank stock purchases are required as the level of Federal Home Loan Bank borrowings increases. This stock increased $572,900 during 2008 as a result of the net increase of $12.0 million in Federal Home Loan Bank borrowings during the same period. No ready market exists for this stock and it has no quoted market value. Redemptions of this stock have historically been at par value. Accordingly, this investment is carried at cost, which approximates fair market value. This stock has historically paid a quarterly dividend, but is currently not paying a dividend due to the current economic environment and we are no longer accruing a dividend on this stock.

        We have not held any Fannie Mae or Freddie Mac stock since we opened in 2006.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2008 were $54.7 million, or 69% of interest-earning assets and 66% of total assets, compared to $36.2 million, or 66% of interest-earning and 62% of total assets at December 31, 2007.

        Although the loan portfolio grew $18.5 million in 2008, the percentage of loans in each category remained relatively stable from 2007 to 2008 as shown in the table below. Loans secured by real estate mortgages comprised approximately 82% of loans outstanding at December 31, 2008 and 78% at December 31, 2007. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do originate traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentration of certain types of collateral. The following table summarizes the composition of our loan portfolio as of December 31, 2008 and 2007.

	2008		2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$16,853,472	30.8%	$12,252,447	33.8%
Commercial	14,971,240	27.4	7,943,180	21.9
Residential mortgages	6,188,461	11.3	4,913,015	13.6
Home equity lines	6,585,586	12.1	3,241,876	9.0

Total real estate	44,598,759	81.6%	28,350,518	78.3%

Commercial	8,916,006	16.3%	6,865,262	19.0%
Consumer	1,145,660	2.1	991,166	2.7
Deferred origination fees, net	-	-	(9,180)	-

Gross loans	54,660,425	100.0%	36,197,766	100.0%

Less allowance for loan losses	(665,442)		(446,184)

Total loans, net	$53,994,983		$35,751,582

        Construction and development and land loans represented approximately 31% and 34% of total loans at December 31, 2008 and 2007, respectively. Commercial real estate loans comprised 27% and 22% of total loans at December 31, 2008 and 2007, respectively. Loans secured by land represented approximately 45% of the construction and development and land category at December 31, 2008. We have concentrations of credit, generally defined as more than 25% of Tier 1 capital and the allowance for loan losses, in the residential construction and land loan categories. We believe that we have appropriate controls in place to monitor risks associated with these concentrations.

        Commercial real estate loans and construction and development loans generally entail additional risks as these loans typically involve larger balances to single borrowers or groups of related borrowers. The repayment of these loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand in the market, and, as such, are subject to a greater extent to adverse conditions in the local economy. In light of the current economic conditions and supply and demand associated with real estate in our market, these categories of our loan portfolio pose additional credit risk to the company, and we have identified large performing loans within these categories, not considered impaired, but with risk characteristics impacted by the current economic environment. We have identified a specific reserve associated with these loans and included this reserve as a component of our overall allowance for loan losses. In dealing with these risk factors, we generally limit our loans to our local real estate market or to borrowers with which we have experience. Refer to additional information regarding risks associated with commercial real estate and construction and development lending under the heading “Risk Factors” in this report.

        Loans originated as exceptions to our loan policy guidelines may pose additional credit risk to the bank, if not monitored properly. We regularly monitor and report to the board of directors all loans approved with loan policy exceptions. We have determined that our loan portfolio did not include any loans considered subprime at December 31, 2008.

        Our bank does not originate long-term conventional residential first mortgage loans. In these instances, we serve as a broker and accept mortgage applications. These applications are approved by a third-party provider and the bank receives a mortgage brokerage fee for services performed.

        We discontinue accrual of interest on a loan when we conclude that it is doubtful that we will be able to collect interest from the borrower. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering the borrower’s financial condition, economic and the borrower’s industry conditions, if applicable, and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received. When a loan is placed on nonaccrual status, all previously accrued but unpaid interest is reversed and is deducted from reported interest income and earnings. Once a loan is placed on nonaccrual status, no additional interest is accrued on the loan balance. In 2008, non-accrual interest, not included in interest income, totaled $43,896. Of this amount, forgone interest reversed and deducted from interest income totaled $35,692, and pertained to the two borrowing relationships described below.

        There were $1,224,000 in nonaccrual or nonperforming loans at December 31, 2008 compared to $-0- at December 31, 2007. For both periods, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments. At December 31, 2008, we were aware of two problem borrowing relationships with an aggregate principal balance of $1,262,000, which were classified substandard at December 31, 2008. Both borrowing relationships had been current until their regular monthly payments, which were due in late July and August 2008, respectively. Loans totaling $1,224,000, associated with these borrowing relationships were placed on nonaccrual status in October 2008, due to additional information obtained by management in October as well as continued past-due status. A loan for approximately $38,000, secured by a vehicle is continuing to perform. While classified as substandard due to the overall borrowing relationship, this loan continues to accrue interest due to payment status. In the fourth quarter of 2008, we began foreclosure proceedings against both of the borrowers on the real estate secured loans. Based on our evaluation of the deteriorating financial condition of the borrowers and their inability to repay the loans, we considered loans to these borrowers to be impaired under the criteria defined in FAS 114, “Accounting by Creditors for Impairment of a Loan”, at December 31, 2008. These loans are primarily collateralized by real estate, and we believe, based on our knowledge of the properties and the market and recent appraisals as well as our loan to value percentages, that the fair values less estimated costs to sell the properties are sufficient to cover the principal balances on these loans. However, because of the current economic conditions and supply and demand in our real estate market, we have identified an impairment charge or specific reserve of $150,000 associated with these loans. Refer to our discussion below in the “Allowance for Loan Losses” section.

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2008.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real estate-mortgage	$3,099,916	$17,884,303	$6,761,068	$27,745,287
Real estate-construction	10,150,978	6,702,494	-	16,853,472

Total real estate	13,250,894	24,586,797	6,761,068	44,598,759

Commercial	5,609,037	3,284,725	22,244	8,916,006
Consumer- other	610,595	352,265	182,800	1,145,660

Gross loans	$19,470,526	$28,223,787	$6,966,112	$54,660,425

Deferred origination fees, net				-

Gross loans, net of deferred fees				$54,660,425

Loans maturing after one year with
Fixed interest rates				$21,278,558

Floating interest rates				$13,911,341

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses was $665,442 and $446,184 as of December 31, 2008 and December 31, 2007, respectively, and represented 1.22% of outstanding loans at December 31, 2008 and 1.23% as of December 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We believe we have an effective loan review system and loan grading system that is designed to identify, monitor and address asset quality problems in an accurate and timely manner. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

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

        We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans. The loss factors are adjusted for qualitative factors, including those described above. We also analyze individual significant credits not considered impaired but with risk characteristics, and maintain a general unallocated reserve in accordance with December 2006 regulatory guidance in our assessment of the allowance for loan losses. Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral. Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced. These loans are not yet rated as loss because certain events may occur which could repay the debt. Loans classified as substandard totaled $1,262,000, at December 31, 2008. We considered these loans impaired under the criteria of FAS 114 at December 31, 2008 due to the deteriorating financial condition and inability of the borrowers to repay the loans secured by real estate. In situations where a loan is considered impaired, the loans are excluded from the general reserve calculations and are assigned a specific reserve. The specific reserve is based on our analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows.

        These loans are primarily collateralized by real estate, and we believe, based on our knowledge of the properties and the market and recent appraisals, as well as our loan to value percentages, that the fair values less estimated costs to sell the properties are sufficient to cover the principal balances on these loans. However, because of the current economic conditions and supply and demand in our real estate market, we have identified an impairment charge or specific reserve of $150,000 associated with these loans.

        There were no loans classified as doubtful at December 31, 2008 and we had no classified loans at December 31, 2007.

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

        There were no charge-offs during the year ended December 31, 2008 compared to $3,279 in 2007. Recoveries were $263 in the year ended December 31, 2007. The only addition to the allowance for loan losses for 2008 was the accrual of the loan loss provision.

Deposits

        Our primary source for our loans and investments is our deposits. Deposits increased $13.6 million, from $44.1 million at December 31, 2007 to $57.7 million at December 31, 2008. The following table shows the composition of deposits at comparable year-ends and the average rates paid on deposits during 2008 and 2007.

	2008		2007

	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$3,462,092	-%	$1,954,715	-%
Interest-bearing checking	3,040,574	2.08	2,563,965	2.22
Money market and savings	17,430,631	2.75	8,909,714	3.76
Time deposits less than $100,000	4,808,562	4.24	6,949,347	5.33
Time deposits $100,000 and over	10,180,358	4.29	11,514,920	5.38
Brokered time deposits, less than $100,000	18,756,000	4.42	12,207,000	5.05

Total	$57,678,217	3.50%	$44,099,661	4.39%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits grew $8.3 million from $20.4 million at December 31, 2007 to $28.7 million at December 31, 2008. Our loan-to-deposit ratio was 95% and 82% at December 31, 2008 and 2007, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2008 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $18.8 million and $12.2 million at December 31, 2008 and 2007, respectively. All of our time deposits are certificates of deposits.

        The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2008 was as follows:

Three months or less	$7,876,519
Over three through six months	1,815,869
Over six through twelve months	18,191,997
Over twelve months	1,051,973

Total	$28,936,358

        Another aspect of the EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 was a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009.

        The bank was also included in the initial period of the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of the EESA. This guarantee applies to the following transactions:

• All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

• Unlimited federal deposit insurance coverage on funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

        All FDIC institutions were covered for the first 30 days at no cost. After the initial 30 day period expired, our bank opted to participate in the extended period covered by the program. There will be a 75-basis point fee to protect new debt issues (which currently does not apply to our bank) and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Borrowings and lines of credit

        At December 31, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.8 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The bank utilized these lines of credit during the year ended December 31, 2008. The average amount outstanding during the year ended December 31, 2008 was $554,000. The highest month-end amount outstanding during the twelve months was $2.2 million and the average interest rate paid on these borrowings was 2.94%. The average amount outstanding during the year ended December 31, 2007 was $1.6 million and the highest month-end amount outstanding during 2007 was $2.7 million. The average interest rate paid on these borrowings during the year was 4.50%. There were no outstanding amounts on these lines of credit as of December 31, 2008 and $1,648,000 was outstanding at December 31, 2007.

        We are also a member of the Federal Home Loan Bank. At December 31, 2008 and December 31, 2007, we had $14.5 million and $2.4 million outstanding, respectively, in Federal Home Loan Bank borrowings. At December 31, 2008, we had borrowing capacity with the Federal Home Loan Bank of $2.1 million based on our total assets. These borrowings were used to fund loans and purchase investment securities, and were utilized as the interest rates charged on these borrowings were less than those we paid for brokered certificates of deposit during the timeframe. The average amount outstanding during the twelve months ended December 31, 2008 was $8.9 million and the maximum balance outstanding during the period was $14.5 million at an average interest rate of 3.23%. The maximum balance outstanding during the year ended December 31, 2007 was $2.4 million at an interest rate of 3.64%. Refer to “Liquidity” below for further discussion.

Capital Resources

        Total shareholders’ equity was $9.6 million at December 31, 2008 a decrease of $91,435 from $9.7 million at December 31, 2007. Common stock increased due to stock compensation expense of $55,023 in 2008. Shareholders’ equity was reduced by our net loss of $60,863 for the year ended December 31, 2008. Unrealized losses on investment securities available for sale decreased shareholders’ equity by $85,595 during 2008.

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

        The following table sets forth the holding company and the bank capital ratios at December 31, 2008 and 2007. For all periods, the bank was considered “well capitalized”.

	2008		2007
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital	15.98%	15.92%	23.45%	23.32%
Tier 1 risk-based capital	14.95	14.89	22.41	22.28
Leverage capital	11.95	11.91	18.62	18.52

        We believe that our capital is sufficient to fund the activities of the bank for 2009 and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures in 2009.

        As stated previously, we elected to participate in the U.S. Treasury’s Capital Purchase Program under EESA. Because we were required to raise substantially more capital in our initial offering than we could immediately utilize and are still a relatively new enterprise, our capital ratios are significantly above the well-capitalized designation as shown in the table above. While we do not need capital, we believe that given the current economic conditions and the impact on credit risk as well as any future capital needs, it is prudent for us to participate. The maximum amount of capital, for which we were preliminarily approved, was $1,891,000 and we elected to participate in the program by selling Treasury preferred stock for the sum of $1 million.

        On February 13, 2009, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury dated February 13, 2009, pursuant to which we issued and sold to Treasury (i) 1,000 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase 50 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), at an initial exercise price of $0.01, for an aggregate purchase price of $1,000,000 in cash. The Warrant was immediately exercised.

        Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the company’s board of directors. The Series A Preferred Stock has no maturity date and ranks senior to the company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series A Preferred Stock generally is non-voting.

        The company may redeem the Series A Preferred Stock at par after February 13, 2012. Prior to this date, the company may redeem the Series A Preferred Stock at par if (i) the company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of approximately $250,000, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. However, pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) the Company may, upon consultation with its primary federal regulator, repay the amount received for the Series A Preferred Stock at any time, without regard to whether the Company has replaced such funds from any source or to any waiting period. Upon repayment of the amount received for the Series A Preferred Stock, the Company may also redeem the Series B Preferred Stock issued pursuant to the Warrant in accordance with Recovery Act and any rules and regulations thereunder.

        Immediately following the issuance of the Series A Preferred Stock and the Warrant, the Treasury exercised its rights under the warrant and received 50 shares of Series B Preferred Stock, with a liquidation preference of $50,000. Cumulative dividends on the Series B Preferred Stock will accrue on the liquidation preference at a rate of 9% per annum, but will be paid only if, as, and when declared by the company’s board of directors. The Series B Preferred Stock ranks senior to the company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series B Preferred Stock generally is non-voting. Pursuant to the terms of the Recovery Act, the Company may, upon consultation with its primary federal regulator, repay the amount received for the Series B Preferred Stock at any time after redemption of Series A Preferred Stock, without regard to whether the Company has replaced such funds from any source or to any waiting period.

        Prior to February 13, 2012, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury has transferred the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Prior to February 9, 2019, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock or other equity or capital securities of the company or our subsidiary, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

        The Series A Preferred Stock, the Warrant, and the Series B Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock or the Series B Preferred Stock may be deposited and depositary shares, representing fractional shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, may be issued. Neither the Series A Preferred Stock nor the Series B Preferred Stock are subject to any contractual restrictions on transfer.

        If we had chosen to participate in the Capital Purchase Program pursuant to the public company terms (as compared to the private company terms which we chose instead), in place of the 50 shares of Series B Preferred Stock the Treasury would have received a warrant to purchase additional common shares at 15% of the senior preferred amount, at the 20-day trailing fair market price of our stock, which at this time is trading below book value.

        The Series A and Series B Preferred Stock is treated as Tier 1 capital. Holding company and bank capital ratios at December 31, 2008, adjusted for the issuance of $1 million in Series A Preferred Stock are shown below:

	Holding
	Company	Bank
Total risk-based capital	17.43%	17.37%
Tier 1 risk-based capital	16.40	16.33
Leverage capital	13.15	13.10

Return on Equity and Assets

        The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2008 and 2007. Since our inception, we have not paid cash dividends.

	2008	2007

Return on average assets	(0.08)%	(1.17)%

Return on average equity	(0.66)%	(5.14)%

Equity to assets ratio	12.73%	22.84%

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

        At December 31, 2008, the bank had unfunded commitments to extend credit of approximately $6.0 million through various types of lending arrangements. Included in these commitments were standby letters of credit of $392,736. Fixed rate commitments were $0.1 million and variable rate commitments were $5.9 million. At December 31, 2007, commitments to extend credit amounted to $5.6 million.

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

        At December 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3,324,498 or approximately 4.0% of total assets. Our investment securities available for sale at December 31, 2008 amounted to $21.1 million or approximately 25.6% of total assets. Unpledged investment securities of $11.0 million at December 31, 2008, traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2008, $10.1 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $5.8 million. Availability on these lines of credit was $5.8 million at December 31, 2008. We are a member of the Federal Home Loan Bank, from which applications for borrowings can be made. The Federal Home Loan Bank requires that investment securities or qualifying mortgage loans be pledged to secure borrowings from them. We are also required to purchase stock in a percentage of each advance. There was approximately $2.1 million in borrowing capacity available from the Federal Home Loan Bank based on total assets at December 31, 2008. Federal Home Loan Bank borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these borrowings. We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

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

        At December 31, 2008 and December 31, 2007, we were liability-sensitive over a one-year timeframe.

Interest Rate Sensitivity

        Asset-liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset-liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset-liability management committee monitors and considers methods of managing exposure to interest rate risk. The asset-liability management committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits. The following tables set forth information regarding our rate sensitivity, as of December 31, 2008 and 2007 at each of the time intervals. The information in the tables may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the tables differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but	After five
	Within three	but within	within five	years or non-
December 31, 2008	months	twelve months	years	sensitive	Total
Interest-earning assets:
Federal funds sold	$2,153,000	$-	$-	$-	$2,153,000
Investment securities	-	-	1,984,211	19,164,889	21,149,100
Federal Home Loan Bank stock	-	-	-	755,900	755,900
Loans	30,377,215	3,004,653	20,704,805	573,752	54,660,425

Total interest-earning assets	$32,530,215	$3,004,653	$22,689,016	$20,494,541	$78,718,425

Interest-bearing liabilities:
Interest-bearing checking	$3,040,574	$-	$-	-	$3,040,574
Money market and savings	17,430,631	-	-	-	17,430,631
Time deposits	10,143,700	22,098,108	1,503,112	-	33,744,920
Federal funds purchased	-	-	-	-	-
Federal Home Loan Bank borrowings	1,015,000	4,440,000	9,000,000	-	14,455,000

Total interest-bearing
Liabilities	$31,629,905	$26,538,108	$10,503,112	$-	$68,671,125

Period gap	$900,310	$(23,533,455)	$12,185,904	$20,494,541
Cumulative gap	$900,310	(22,633,145)	(10,447,241)	10,047,300

Ratio of cumulative gap to total
interest-earning assets	1.14%	(28.75)%	(13.27)%	12.76%

		After three	After one but	After five
	Within three	but within	within five	years or non-
December 31, 2007	months	twelve months	years	sensitive	Total
Interest-earning assets:
Federal funds sold	$-	$-	$-	$-	$-
Investment securities	978,678	-	-	17,502,230	18,480,908
Federal Home Loan Bank stock	-	-	-	183,000	183,000
Loans	24,575,361	1,522,589	9,463,018	636,798	36,197,766

Total interest-earning assets	$25,554,039	$1,522,589	$9,463,018	$18,322,028	$54,861,674

Interest-bearing liabilities:
Interest-bearing checking	$2,563,965	$-	$-	$-	$2,563,965
Money market and savings	8,909,714	-	-	-	8,909,714
Time deposits	4,436,314	20,899,057	5,133,819	202,077	30,671,267
Federal funds purchased	1,648,000	-	-	-	1,648,000
Federal Home Loan Bank borrowings	-	2,440,000	-	-	2,440,000

Total interest-bearing liabilities	$17,557,993	$23,339,057	$5,133,819	$202,077	$46,232,946

Period gap	$7,996,046	$(21,816,468)	$4,329,199	18,119,951
Cumulative gap	7,996,046	(13,820,422)	(9,491,223)	8,628,728

Ratio of cumulative gap to total
interest-earning assets	14.57%	(25.19)%	(17.30)%	15.73%

Recently issued accounting standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the company.

        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.

        SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the company on January 1, 2009. SFAS 160 had no impact on the company’s financial position, results of operations or cash flows.

        In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the company’s financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the company on January 1, 2009 and will result in additional disclosures if the company enters into any material derivative or hedging activities.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the company on January 1, 2009 and had no material impact on the company’s financial position, results of operations or cash flows.

        In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the company’s financial position, results of operations or cash flows.

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

        On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 1) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

        The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 1.

        FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 2.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the company’s financial position, results of operations, or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Elliott Davis, LLC
Accountants and Business
Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BankGreenville Financial Corporation and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of BankGreenville Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankGreenville Financial Corporation and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of BankGreenville Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Controls Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis LLC

Greenville, South Carolina
March 11, 2009

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
Assets
Cash and due from banks	$1,171,498	$830,543
Federal funds sold	2,153,000	-

Total cash and cash equivalents	3,324,498	830,543
Investment securities available for sale	21,149,100	18,480,908
Federal Home Loan Bank stock	755,900	183,000
Loans, net of allowance for loan losses of $665,442 and $446,184 in 2008
and 2007, respectively	53,994,983	35,751,582
Property and equipment, net	2,772,907	2,865,258
Accrued interest receivable	443,492	319,909
Other assets	182,285	122,706

Total assets	$82,623,165	$58,553,906

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$3,462,092	$1,954,715
Interest bearing	54,216,125	42,144,946

Total deposits	57,678,217	44,099,661
Accrued interest payable	301,016	392,084
Federal funds purchased	-	1,648,000
Federal Home Loan Bank borrowings	14,455,000	2,440,000
Accounts payable and accrued liabilities	601,506	295,300

Total liabilities	73,035,739	48,875,045

Commitments and contingencies - note 9

Shareholders' Equity
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
December 31, 2008 and 2007	11,197,692	11,142,669
Accumulated other comprehensive income (loss)	(27,761)	57,834
Retained deficit	(1,582,505)	(1,521,642)

Total shareholders' equity	9,587,426	9,678,861

Total liabilities and shareholders' equity	$82,623,165	$58,553,906

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31
	2008	2007
Interest income

Loans and fees	$2,868,545	$1,894,835
Investment securities and Federal Home Loan Bank stock	1,141,935	707,096
Federal funds sold	17,197	194,304

Total interest income	4,027,677	2,796,235

Interest expense
Deposits	1,879,443	1,400,145
Federal funds purchased	16,673	6,764
Federal Home Loan Bank borrowings	288,572	1,217

Total interest expense	2,184,688	1,408,126

Net interest income	1,842,989	1,388,109

Provision for loan losses	219,258	238,821

Net interest income after provision for loan losses	1,623,731	1,149,288

Non-interest income
Gains on investment securities sales and calls	78,162	3,313
Mortgage brokerage fees	9,840	37,556
Other	57,420	19,163

Total non-interest income	145,422	60,032

Non-interest expense
Compensation and employee benefits	1,048,565	953,430
Occupancy and equipment	207,371	205,765
Data processing and related costs	210,954	179,646
Marketing, advertising and shareholder communications	37,627	74,233
Legal and audit	71,178	52,885
Other professional fees	50,084	53,396
Supplies, postage and telephone	37,579	43,040
Insurance	19,658	16,970
Credit related expenses	15,944	24,633
Courier and armored carrier service	19,253	18,601
Regulatory fees and FDIC insurance	54,481	38,974
Other	57,322	42,097

Total non-interest expense	1,830,016	1,703,670

Loss before income tax benefit	(60,863)	(494,350)
Income tax benefit	-	-

Net loss	$(60,863)	$(494,350)

Basic and diluted loss per common share	$(0.05)	$(0.42)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the years ended December 31, 2008 and December 31, 2007

			Accumulated
			other		Total
	Common stock		comprehensive	Accumulated	shareholders'
	Shares	Amount	Income (loss)	deficit	equity

Balance, December 31, 2006	1,180,000	$11,084,562	$9,562	$(1,027,292)	$10,066,832

Stock compensation expense	-	58,107	-	-	58,107

Comprehensive loss:

Net loss	-	-	-	(494,350)	(494,350)

Unrealized gains on investment
securities available for sale,
no tax effect	-	-	48,272	-	48,272

Total comprehensive loss	-	-	-	-	(446,078)

Balance, December 31, 2007	1,180,000	11,142,669	57,834	(1,521,642)	9,678,861

Stock compensation expense	-	55,023	-	-	55,023

Comprehensive loss:

Net loss	-	-	-	(60,863)	(60,863)

Unrealized losses on investment
securities available for sale,
net of tax benefit	-	-	(85,595)	-	(85,595)

Total comprehensive loss	-	-	-	-	(146,458)

Balance, December 31, 2008	1,180,000	$11,197,692	$(27,761)	$(1,582,505)	$9,587,426

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007
Operating activities
Net loss	$(60,863)	$(494,350)
Provision for loan losses	219,258	238,821
Stock compensation expense	55,023	58,107
Depreciation	103,644	87,659
Net amortization (accretion) of premiums (discounts) on investment
securities	4,543	(5,309)
Gains on the sales and calls of investment securities	(78,162)	(3,313)
Increase in interest receivable	(123,583)	(132,470)
(Increase) decrease in other assets	(59,579)	45,281
(Decrease) increase in accrued interest payable	(91,068)	242,369
Increase (decrease) in accounts payable and accrued liabilities	306,206	(212,861)

Net cash provided from (used for ) operating activities	275,419	(176,066)

Investing activities
Increase in loans, net	(18,462,659)	(22,175,524)
Purchase of investment securities available for sale	(15,530,738)	(11,860,197)
Proceeds from sales and calls of investment securities	11,294,309	2,676,305
Proceeds from principal paydowns on mortgage-backed securities	1,556,261	566,297
Purchase of Federal Home Loan Bank stock	(572,900)	(183,000)
Purchase of property and equipment	(11,293)	(821,389)
Disposal of fixed assets	-	4,485

Net cash used for investing activities	(21,727,020)	(31,793,023)

Financing activities
Increase in deposits, net	13,578,556	23,167,660
Increase in notes payable to Federal Home Loan Bank	12,015,000	2,440,000
(Decrease) increase in federal funds purchased	(1,648,000)	1,648,000

Net cash provided from financing activities	23,945,556	27,255,660

Net increase (decrease) in cash and cash equivalents	2,493,955	(4,713,429)
Cash and cash equivalents, beginning of year	830,543	5,543,972

Cash and cash equivalents, end of year	$3,324,498	$830,543

Supplemental information
Cash paid for:
Interest	$2,275,756	$1,164,541

Schedule of non-cash transactions:
Change in unrealized gains (losses) on investment securities, net of tax	$(85,595)	$48,272

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

        In addition, as an integral part of their examination process, regulatory agencies periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed real estate may change materially in the near term.

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

        The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loan loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations. The Bank makes loans to individuals and businesses in and around Greenville County, South Carolina for various consumer and commercial purposes. The Bank has a diversified loan portfolio, although approximately 82% of the loan portfolio is comprised of real estate secured loans. Borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Investment securities

          Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At December 31, 2008 and 2007, the Company’s investment securities were classified available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Federal Home Loan Bank stock

         The Bank is a member of the Federal Home Loan Bank, and is required to own stock in the Federal Home Loan Bank. The amount of stock owned is determined based on the Bank’s balance of outstanding borrowings. Federal Home Loan Bank stock was $755,900 and $183,000 at December 31, 2008 and 2007, respectively. No ready market or quoted market value exists for this stock. Because redemption of this stock has historically been at par value, the carrying amount is deemed to be a reasonable estimate of fair value.

Loans receivable

          Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans, if material, are amortized over the life of the loan.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        When serious doubt exists as to the ultimate collection of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued and the loan is placed on non-accrual status unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed and no interest is taken into income until such time as the borrower demonstrates the ability to pay both principal and interest. The Company identifies impaired loans through its normal internal loan review process.

        Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2008, management has determined that the Company had $1,262,000 in impaired loans.

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

        The allowance consists of an evaluation of certain individual loans, including impairment determination and a general evaluation of groups of loans with similar risk characteristics. For loans that are considered impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower that the carrying value of the loan. Larger dollar loans with risk characteristics, but not considered impaired are also identified. The general component covers groups of loans with similar risk characteristics and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating individual and general losses in the portfolio.

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

        Due to the Company’s short operating history, the loans in the loan portfolio and the lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because the loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. Management evaluates current and future anticipated economic conditions which may affect borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged-off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged-off are added to the allowance.

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

Residential loan origination fees

        The Company offers residential loan origination services to its clients. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent. The Company does not retain servicing rights.

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

Net loss per share

        Basic loss per share represents net loss available to shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2008 and 2007, the stock options and warrants were not “in-the-money”. The exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

Stock compensation plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. 10,000 of these warrants expired in February 2008, due to the death of one of our organizing directors in 2007. At December 31, 2008, warrants outstanding amounted to 97,500. The average fair value per share of warrants issued amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6%, risk-free interest rate of 4.0%, dividend rate of 0%, and expected lives of five years.

        In addition, during 2006, the Company adopted a stock option plan. 212,400 shares are authorized under the plan. The stock options authorized under this plan, vest over a five year period from the date of grant and have a contractual term of ten years. Refer to Note 11 for stock option activity in 2008 and 2007.

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

        Total unrecognized compensation cost related to non-vested options granted as of December 31, 2008 was $107,551, and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $55,023 and $58,107 for the years ended December 31, 2008 and 2007, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero at December 31, 2008.

        There were no stock options granted in 2008. The weighted average fair value per share of options granted in 2007 amounted to $3.10.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 4%, risk-free interest rate of 5.01%, dividend rate of 0%, and expected lives of seven and a half years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

        Available for sale investment securities ($21,149,100 at December 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company is predominantly a collateral-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $1,262,000.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

Recently issued accounting standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the company.

        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the company on January 1, 2009. SFAS 160 had no impact on the company’s financial position, results of operations or cash flows.

        In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the company’s financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the company on January 1, 2009 and will result in additional disclosures if the company enters into any material derivative or hedging activities.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the company on January 1, 2009 and had no material impact on the company’s financial position, results of operations or cash flows.

        In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the company’s financial position, results of operations or cash flows.

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

        On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 1) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

        The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 1.

        FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 2.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the company’s financial position, results of operations, or cash flows.

Note 2 – INVESTMENT SECURITIES

        The amortized costs and fair values of investment securities available for sale were as follows at December 31, 2008 and 2007.

		Gross Unrealized

December 31, 2008	Amortized cost	Gains	Losses	Fair value
U.S. Government
sponsored agencies	$7,519,147	$111,440	$55	$7,630,533
Mortgage-backed agencies	8,342,833	134,889	-	8,477,722
Taxable municipal securities	925,359	-	24,709	900,650
Corporate bonds	4,403,823	4,721	268,348	4,140,195

Total	$21,191,162	$251,050	$293,112	$21,149,100

December 31, 2007
U.S. Government
sponsored agencies	$7,594,037	$39,932	$-	$7,633,969
Mortgage-backed agencies	9,914,098	31,448	14,730	9,930,816
Taxable municipal securities	405,828	1,811	-	407,639
Corporate bonds	509,111	-	627	508,484

Total	$18,423,074	$73,191	$15,357	$18,480,908

        The following table shows the gross unrealized losses and fair values, by investment category, and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2008.

	Less Than Twelve Months		Over Twelve Months
		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses
U.S.Government sponsored
agencies	$1,227,951	$55	$-	$-
Taxable municipal securities	900,650	24,709	-	-
Corporate bonds	2,913,508	129,823	845,726	138,525

Total	$5,042,109	$154,587	$845,726	$138,525

        At December 31, 2008, two corporate bonds, both bank bonds, had been in a continuous loss position for 12 months or more. The unrealized loss on these investment securities was $138,525 at December 31, 2008. Both of these bonds continue to be rated as investment grade by Moody’s and S & P, and the Company believes, based on industry analyst reports and credit ratings that the deterioration in fair value of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        The amortized costs and fair values of investment securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	Amortized
December 31, 2008	Cost	Fair Value
Due within five years	$1,163,708	$1,110,732
Due after five but within ten years	3,240,114	3,029,463
Due after ten years	16,787,340	17,008,905

Total	$21,191,162	$21,149,100

Note 2 – INVESTMENT SECURITIES, continued

        Investment securities with market values of approximately $10.1 million and $5.9 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings. Gross realized gains on sales and calls of available for sale securities were $78,162 and $3,313 for the years ended December 31, 2008 and 2007, respectively.

NOTE 3 – LOANS

        Major loan categories and corresponding amounts outstanding at December 31, 2008 and 2007 were as follows.

	December 31,
	2008	2007
Real estate:
Construction and development and land	$16,853,472	$12,252,447
Commercial	14,971,240	7,943,180
Residential mortgages	6,188,461	4,913,015
Home equity lines	6,585,586	3,241,876

Total real estate secured loans	44,598,759	28,350,518
Commercial	8,916,006	6,865,262
Consumer	1,145,660	991,166
Deferred origination fees, net	-	(9,180)

Gross loans	54,660,425	36,197,766
Less allowance for loan losses	(665,442)	(446,184)

Loans, net	$53,994,983	$35,751,582

        At December 31, 2008, the Company had non-accrual loans or loans past-due 90 days or more of $1,224,000 compared to $-0- as of December 31, 2007. At December 31, 2008, forgone interest income, reversed and deducted from interest income, on non-accrual loans was $35,692 compared to $-0- as of December 31, 2007. At December 31, 2008, the Company identified impaired loans of $1,262,000 associated with two borrowing relationships. There were no impaired loans at December 31, 2007. Valuation allowances for credit losses on impaired loans totaled $150,000 and $-0- at December 31, 2008 and 2007, respectively. Interest income on impaired loans and measured on the cash basis, was $36,739 and $11,729 for the years ended December 31, 2008 and 2007, respectively. Average principal balances outstanding on impaired loans totaled $1,195,161 and $152,168 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, all non-accrual loans were identified as impaired, and all loans contractually past due 90 days or more were on non-accrual status.

        The Bank makes loans to individuals and small to medium sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. The Company has a diversified loan portfolio and the portfolio is not dependent on any specific economic segment or industry. The Company regularly monitors credit concentration based on loan purpose, collateral type, industry type and loan amounts outstanding to any one borrower. At December 31, 2008, we had concentrations of credit, generally defined as more than 25% of Tier 1 capital and the allowance for loan losses, in the residential construction and land loan categories.

        Directors, executive officers and related parties of these groups are clients of and have transactions with the Bank in the ordinary course of business. Included in these transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates charged and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than the normal risk of collectibility. Related party loan activity for the years ended December 31, 2008 and 2007 is shown below. Amounts are approximate.

	2008	2007
Loans outstanding, beginning of year	$1,257,000	$762,000
New loans and advances on lines of credit	1,393,000	1,092,000
Repayments on loans	(878,000)	(597,000)

Related party loans outstanding, end of year	$1,772,000	$1,257,000

        At December 31, 2008 and 2007, there were commitments to extend credit of approximately $2,111,000 and $501,000, respectively, to related parties.

NOTE 3 – LOANS, continued

        The amounts of fixed and variable rate loans included in the loan portfolio at December 31, 2008 and 2007 were as follows:

	2008	2007
Variable rate loans	$29,920,822	$24,550,026
Fixed rate loans	24,739,603	11,647,740

Gross loans	$54,660,425	$36,197,766

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by the provision charged to operating income and by recoveries on loans previously charged-off, and is decreased by loans deemed uncollectible and charged-off. The allowance for loan losses at December 31, 2008 and 2007 is shown below.

	December 31,
	2008	2007
Balance, beginning of year	$446,184	$210,379
Provision for loan losses	219,258	238,821
Loans charged-off	-	(3,279)
Recoveries on loans previously charged-off	-	263

Balance, end of year	$665,442	$446,184

NOTE 4 – PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment are shown below at December 31, 2008 and 2007.

	December 31,
	2008	2007
Land and land improvements	$645,558	$645,558
Building and improvements	2,018,224	2,017,874
Equipment	329,829	318,886

Total property and equipment	2,993,611	2,982,318
Less: accumulated depreciation	(220,704)	(117,060)

Property and equipment, net	$2,772,907	$2,865,258

        Depreciation expense for the years ended December 31, 2008 and 2007 was $103,644 and $87,659, respectively.

NOTE 5 – DEPOSITS

        The following shows the components of deposit accounts at December 31, 2008 and 2007.

	2008	2007
Non-interest bearing demand deposits	$3,462,092	$1,954,715
Interest bearing checking	3,040,574	2,563,965
Money market and savings	17,430,631	8,909,714
Time deposits, less than $100,000	4,808,562	6,949,347
Time deposits, $100,000 and over	10,180,358	11,514,920
Brokered time deposits, less than $100,000	18,756,000	12,207,000

Total deposits	$57,678,217	$44,099,661

NOTE 5 – DEPOSITS, continued

        Interest expense on time deposits greater than $100,000 was $493,796 and $506,769 for the years ended December 31, 2008 and 2007, respectively. Directors, executive officers and their related parties had deposits totaling approximately $6.1 million and $3.1 million with the Bank at December 31, 2008 and 2007, respectively. Public deposits totaled $4,159,351 at December 31, 2008, and $2,553,383 at December 31, 2007, and investment securities were pledged to secure these deposits.

         At December 31, 2008, the scheduled maturities of certificates of deposit were as follows.

2009	$32,241,808
2010	1,221,434
2011	12,602
2012 and thereafter	269,076

Total	$33,744,920

NOTE 6 – BORROWINGS AND UNUSED LINES OF CREDIT

        At December 31, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.8 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the year ended December 31, 2008. The average amount outstanding during the year ended December 31, 2008 was $558,000. The highest month-end amount outstanding during the twelve months was $2.2 million and the average interest rate paid on these borrowings was 2.94%. The average amount outstanding during the year ended December 31, 2007 was $1.6 million and the highest month-end amount outstanding during 2007 was $2.7 million. The average interest rate paid on these borrowings during the year was 4.50%. There were no outstanding amounts on these lines of credit as of December 31, 2008 and $1,648,000 was outstanding at December 31, 2007.

        We are also a member of the Federal Home Loan Bank. At December 31, 2008 and December 31, 2007, we had $14,455,000 and $2,440,000 outstanding, respectively, in Federal Home Loan Bank borrowings. At December 31, 2008, we had borrowing capacity with the Federal Home Loan Bank of approximately $2.1 million based on a percentage of our total assets. These borrowings were used to fund loans and purchase investment securities, and were utilized as the interest rates charged on these borrowings were less than those we paid for brokered certificates of deposit during the same timeframe. Federal Home Loan Bank borrowings outstanding at December 31, 2008 are shown below.

Settlement Date	Amount	Interest Rate	Maturity Date
December 27, 2007	$2,440,000	3.64%	12/27/10
February 8, 2008	2,400,000	2.70	2/8/10
February 25, 2008	1,015,000	2.77	2/24/09
June 27, 2008	2,000,000	3.63	6/28/10
July 22, 2008	2,600,000	3.33	7/22/10
September 5, 2008	2,000,000	2.96	9/4/09
September 5, 2008	2,000,000	3.27	9/7/10

Total	$14,455,000

        During 2008, the highest balance outstanding as of any month end was $14.5 million, and the average balance was $8.9 million. The average rate paid on these borrowings in 2008 was 3.23%. During 2007, the highest balance outstanding at any month end was $2.4 million and the average balance was $33,000. The average interest rate paid on these borrowings in 2007 was 3.64%.

NOTE 7 – INCOME TAXES

        Income tax expense for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Current portion
Federal	$-	$-
State	-	-

Total current expense	-	-

Deferred expense (benefit)	1,644	(143,151)
Change in valuation allowance	(1,644)	143,151

Income tax expense	$-	$-

        The gross amounts of deferred tax assets and deferred tax liabilities for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred tax assets
Allowance for loan losses	$173,302	$86,692
Organization and start-up costs	89,779	97,260
Net operating loss carryforward	282,328	291,097
Accrual to cash method of accounting	-	19,797
Unrealized loss on securities, available for sale	14,301	-

Total deferred tax assets	559,710	494,846
Less valuation allowance	(489,384)	(476,727)

	70,326	18,119

Deferred tax liabilities
Accrual to cash method of accounting	41,207	-
Accumulated depreciation	29,119	18,119

Total deferred tax liabilities	70,326	18,119

Net deferred tax asset	$-	$-

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2008 and 2007, in consideration of the lack of an established earnings history, management has provided valuation allowances of 100% to reflect its estimate of net realizable value.

        A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2008 and 2007 to income before income taxes follows:

	2008	2007
Tax benefit at statutory rate	$(20,693)	$(168,079)
Change in valuation allowance	(1,644)	143,151
Other	22,337	24,928

Income tax expense	$-	$-

        The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 8 – RELATED PARTY TRANSACTIONS

        In 2008 and 2007, one of our directors, who is an attorney, prepared employee welfare plan documents for the Company at no cost.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

        The Bank has entered into an agreement with a core data processing provider to provide item and core processing services. At December 31, 2008, the agreement had a remaining term of thirty-one months. The monthly cost of this service is based on account and activity volumes, but is expected to be no less than $14,000 per month for the remainder of the agreement.

        The Board of Directors has approved employment agreements with the president and chief executive officer and the executive vice president and chief financial officer. These agreements include provisions regarding term, compensation, benefits, incentive programs, stock option plans and severance and non-compete provisions.

        The Bank may become a party to litigation and claims in the normal course of business. At December 31, 2008, management believes there is no material litigation pending.

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

        At December 31, 2008, the Bank had unfunded commitments to extend credit of approximately $6.0 million through various types of lending arrangements. Included in these commitments were standby letters of credit of $392,736. Fixed rate commitments were $0.1 million and variable rate commitments were $5.9 million. At December 31, 2007, commitments to extend credit amounted to $5.6 million.

NOTE 11 — STOCK COMPENSATION PLANS

         On February 14, 2006, the Company adopted a stock option plan for the benefit of officers and employees. The Board of Directors may grant up to 212,400 options at an option price per share not less than the fair market value of the stock on the date of grant. The options granted to officers and employees vest over five years and expire 10 years from the date of grant. A summary of the status of the plan and changes for the years ended December 31, 2008 and 2007 is shown below.

NOTE 11 — STOCK COMPENSATION PLANS, continued

	December 31
	2008		2007
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding, beginning of year	105,900	$10.00	99,400	$10.00
Granted	-	10.00	11,500	10.00
Exercised	-		-
Forfeited	(10,000)	(10.00)	(5,000)	(10.00)

Options outstanding, end of year	95,900	$10.00	105,900	$10.00

Options exercisable at year-end	38,060		18,880

Shares available for grant	116,500		106,500

        Upon completion of the stock offering, the Company issued warrants to each of its organizing directors to purchase up to an additional total of 107,500 shares of common stock at $10.00 per share. These warrants were immediately vested and exercisable and expire in 2015. 10,000 of these warrants expired unexercised in February 2008 due to the death of one of our organizing directors. No warrants were exercised in 2008 or 2007. At December 31, 2008, 97,500 warrants were outstanding.

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

        As of December 31, 2008, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category since that notification.

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2008 and 2007.

NOTE 12 – REGULATORY MATTERS, continued

					To be well capitalized
			For capital adequacy		under prompt corrective
			purposes		action provisions
	Actual		Minimum		Minimum

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk
weighted assets	$10,245,000	15.92%	$5,147,000	8.00%	$6,433,000	10.00%
Tier 1 capital to risk
weighted assets	9,580,000	14.89	2,573,000	4.00	3,860,000	6.00
Tier 1 capital to average
assets (leverage ratio)	9,580,000	11.91	3,218,000	4.00	4,023,000	5.00

					To be well capitalized
			For capital adequacy		under prompt corrective
			purposes		action provisions
	Actual		Minimum		Minimum

As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk
weighted assets	$10,031,000	23.32%	$3,442,000	8.00%	$4,302,000	10.00%
Tier 1 capital to risk
weighted assets	9,585,000	22.28	1,721,000	4.00	2,581,000	6.00
Tier 1 capital to average
assets (leverage ratio)	9,585,000	18.52	2,071,000	4.00	2,588,000	5.00

        The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets.

NOTE 13 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

        The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to the Company in the form of cash dividends, loans, or advances. As a South Carolina state bank, the Bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Refer to Note 15 for additional restrictions on the payment of dividends.

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

NOTE 14– FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

        Fair value approximates carrying value for federal funds purchased due to the short term nature of the instrument. Fair value of Federal Home Loan Bank borrowings with a maturity after one year is estimated by discounting cash flows from expected maturities using current interest rates.

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

        The carrying amounts and estimated fair values, rounded to the nearest thousand, of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,171,000	$2,153,000	$831,000	$831,000
Federal funds sold	2,153,000	2,153,000	-	-
Investment securities available for sale	21,149,000	21,149,000	18,664,000	18,664,000
Federal Home Loan Bank stock	756,000	756,000	183,000	183,000
Loans, net	53,995,000	50,014,000	35,752,000	33,361,000

Financial liabilities:
Deposits	57,678,000	57,583,000	44,100,000	44,499,000
Federal funds purchased	-	-	1,648,000	1,648,000
Federal Home Loan Bank borrowings	14,455,000	13,979,000	2,440,000	2,440,000

NOTE 15– SUBSEQUENT EVENT

        In December 2008, the U. S. Department of the Treasury, as part of the Capital Purchase Program established by Treasury under the Emergency Economic Stabilization Act of 2008 (“EESA”), preliminarily approved our application to participate in the Capital Purchase Program in the amount of $1,891,000, which represented the maximum 3% of our risk-weighted assets at September 30, 2008. After considerable evaluation, we elected to participate in the Capital Purchase Program in the amount of $1 million.

NOTE 15– SUBSEQUENT EVENT, continued

        On February 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury dated February 13, 2009, pursuant to which the Company issued and sold to Treasury 1,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant (the “Warrant”) to purchase 50 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share at an initial exercise price of $0.01 (the “Series B Preferred Stock”), for an aggregate purchase price of $1million in cash. The Warrant was immediately exercised.

        Cumulative dividends on the Series A Preferred Stock accrue at a rate of 5% annually for the first five years and at a rate of 9% annually, thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock generally is non-voting.

        The Company may redeem the Series A and Series B Preferred Stock at par after February 13, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock at par if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings in excess of approximately $250,000, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. However, pursuant to the terms of American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), the Company may, upon consultation with its primary federal regulator, repay the amount received for the Series A and Series B Preferred Stock at any time, without regard to whether the Company has replaced such funds from any source or to any waiting period.

        Cumulative dividends on the Series B Preferred Stock accrue on the liquidation preference at a rate of 9% annually. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock generally is non-voting.

        Prior to February 13, 2012, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury Department will be required for us to declare or pay any dividend or make any distribution on our common stock.

        The Series A Preferred Stock, the Warrant, and the Series B Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111 of the EESA as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock, the Warrant, and the Series B Preferred Stock, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA.

NOTE 16– PARENT COMPANY FINANCIAL INFORMATION

        Following is condensed financial information of BankGreenville Financial Corporation (parent company only):

Condensed Balance Sheets

	December 31
	2008	2007

Assets:
Cash and cash equivalents	$35,287	$35,287
Investment in subsidiary bank	9,552,139	9,536,192
Due from subsidiary bank	--	107,382

Total assets	$9,587,426	$9,678,861

Shareholders' equity	$9,587,426	$9,678,861

Condensed Statements of Operations
For the years ended December 31,

	2008	2007

Equity in undistributed net loss of subsidiary bank	$(60,863)	$(494,350)

Net loss	$(60,863)	$(494,350)

Condensed Statements of Cash Flows
For the years ended December 31,

	2008	2007
Operating activities
Net loss	$(60,863)	$(494,350)
Equity in undistributed net loss of
subsidiary bank	60,863	494,350

Net cash provided by operating activities	-	-

Investing activities
Investment in subsidiary bank	(162,405)	-
Increase in due from subsidiary bank	107,382	(58,107)

Net cash used in investing activities	(55,023)	(58,107)

Financing activities
Stock based compensation	55,023	58,107

Net cash provided by financing activities	55,023	58,107

Net increase (decrease) in cash & cash equivalents	-	-

Cash and cash equivalents, beginning of
Year	35,287	35,287

Cash and cash equivalents, end of year	$35,287	$35,287

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.   Other Information

        None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

        The following sets forth information regarding our executive officers and directors. Our bylaws provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2009 annual meeting of shareholders, Class II at the 2010, and Class III at the 2011 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held

Jeffrey L. Dezen	53	2005	2009	Director
Roger H. Gower	57	2005	2009	Director
Frank B. Halter, Jr.	53	2005	2009	Director
R. Bruce Harman	54	2005	2010	Director
Arthur L. Howson, Jr.	57	2005	2010	Chairman of the Board, Director
Paula S. King	49	2005	2010	Chief Financial Officer, Director
J. Matthew Shouse	40	2008	2010	Director
Jonathan T. McClure	49	2005	2011	Director
David A. Merline, Jr.	50	2005	2011	Director
William H. Pelham	54	2005	2011	Director
Russel T. Williams	48	2005	2011	Chief Executive Officer, Director

        Jeffrey L. Dezen, 53, Class I director, is president of Jeff Dezen Public Relations, a marketing and communications consulting firm in Greenville, South Carolina which provides public relations counsel to a diverse group of national and regional corporations. Mr. Dezen’s experience includes sports and manufacturing sectors, professional services, the health care, not-for-profit and hospitality markets, as well as retail and business-to-business channels. He earned a B.A. from Dickinson College and a Masters degree in English at Pennsylvania State University. In addition to having held faculty positions at several universities, including Clemson University and Frostburg State University, Mr. Dezen serves on the board of directors of The Alliance for Quality Education, Senior Action and the Greenville Technical College Marketing Advisory board. He is past-president of Greenville High School’s Parent-Teacher Association. Mr. Dezen has been a Greenville resident since 1985.

        Roger H. Gower, 57, Class I director, is a fifth generation native Greenvillian who returned to Greenville to join Greenville Ob-Gyn Associates in 1982 after graduating from Emory University with a B.A. in chemistry in 1973 and a medical degree from the Medical University of South Carolina in 1977. Dr. Gower was certified by the American College of Ob-Gyn in 1982 and has been annually recertified since 1999. He has been active in medical staff services with the Greenville Hospital System as chairman of planning, medical staff president and chairman of credentialing, as well as serving on the boards of the Greenville Health Corporation and the Physician Hospital Organization. Professionally, he is a fellow of the American College of Ob-Gyn, a member of the American Medical Association, South Carolina and Greenville County medical societies and the South Atlantic Society of Ob-Gyn. He serves as the physician manager of Greenville Ob-Gyn Associates, an eight-doctor group. In the community, he has been involved with the Rotary Club, Westminster Presbyterian Church, the United Way, the American Red Cross and the Greenville County Historical Society, serving on the latter two boards.

        Frank B. Halter, Jr., 53, Class I director, a third-generation Greenvillian and Realtor, has served as president of Coldwell Banker Caine Residential, a real estate brokerage company, since 1999. He manages that company’s residential, relocation and property management and new homes groups. Mr. Halter received his B.S. in finance from the University of South Carolina and has earned the Graduate Realtors Institute and the Certified Real Estate Broker designations from the National Association of Realtors. Mr. Halter is a member of the South Carolina Association of Realtors board of directors, and is president of the Greenville Downtown Business Association. He is a member of the City Board of Zoning Appeals, of the Greater Greenville Chamber of Commerce Board of Governors and a director of the Greenville Convention and Visitor’s Bureau (CVB). He also serves on the Greenville Hospital System Advisory Board. Mr. Halter is a past director of the Greater Greenville Association of Realtors, past president of the Association’s Multiple Listing Service, and past chairman of the Association’s Professional Standards Committee.

        R. Bruce Harman, 54, Class II director and Audit Committee Chairman, has been employed in various positions since 1986 with R. L. Kunz, Inc., a manufacturer’s representative for industrial and commercial air handling equipment, and has served as president of the company since 2001. Mr. Harman is also a shareholder in the company and is corporate secretary. He attended Clemson University on a basketball scholarship and graduated in 1976 with a B.S. degree in administrative management. In 1979, Mr. Harman obtained an M.B.A. degree in management and marketing from Concordia University in Montreal, Quebec. Since 1986, Mr. Harman has been a licensed certified public accountant in the state of South Carolina and is a member of the American Institute of Certified Public Accountants and the South Carolina Association of Certified Public Accountants.

        Arthur L. Howson, Jr., 57, Class II director and chairman of our board, is a shareholder of Gallivan, White & Boyd, P.A., where he has practiced since 1981, specializing in real estate, banking, and corporate law. He is a member of the South Carolina Bar, the Greenville County Bar, and the American Bar Association, and is listed in the book The Best Lawyers in America in the field of Real Estate Law. Mr. Howson received an A.B. degree in History from the University of North Carolina at Chapel Hill in 1973 and a J.D. degree from the University of South Carolina School of Law in 1976. While in law school, Mr. Howson was a member of the Order of Wig and Robe. He was admitted to practice law in the State of South Carolina in 1976. Mr. Howson has been active in the community through business, civic, and church activities. He has served as president of Senior Action, Inc., the Greenville Chorale, and Greenville Friends of the Zoo and has served as a member of the board of directors of Gateway House, Inc. He is a member of Westminster Presbyterian Church, where he has served as an elder and has sung in the Sanctuary Choir since 1981. He is also a member of the Real Estate Economic Development Committee of the Greenville Chamber of Commerce.

        Paula S. King, CPA, 49, Class II director, is our executive vice president and chief financial officer. Ms. King, a Greenville native, began her career in the financial services industry in 1986 as vice president of Shelter Mortgage and Investment Company, a commercial mortgage loan brokerage firm. She began her banking career in 1992 as senior vice president and controller of Greenville National Bank and served in that capacity until the bank’s acquisition by Regions Bank in 1999. In 1999, Ms. King became the senior vice president and chief financial officer of New Commerce Bank, serving in this role from the bank’s start-up until 2002. From 2002 until 2003, Ms. King was a consultant for de novo banks, providing board and senior management training, and was employed in the banking group of Elliott Davis, LLC from 2004 until she began organizing efforts for our bank in February 2005. Ms. King is a 1982 graduate of Furman University with a B.A. in accounting and business administration and is a member of the South Carolina Association of Certified Public Accountants and American Institute of CPAs. She has attended the AICPA National Banking School at the University of Virginia. Ms. King serves on the South Carolina Bankers Association’s Community Bankers Council and is a past chairman of the SCBA Operations committee. She serves on the Greenville United Way Youth Evaluation Team and the Palmetto Society Women’s Leadership Council.

        Jonathan T. McClure, 49, Class III director, is a Greenville native and founder and president of ISO Poly Films, Inc., a plastic films provider, founded in 1998 and located in Gray Court, South Carolina. Mr. McClure attended Liberty University from 1979 to 1981 and received his B.S. degree in business administration in 1983 from the University of South Carolina Upstate. In 2001 and 2002, Mr. McClure was named Ernst & Young’s South

Carolina Entrepreneur of the Year and in 2002 was elected to the E&Y Entrepreneur Hall of Fame. Mr. McClure’s company was recognized by Entrepreneur Magazine and Dun & Bradstreet as one of the “Hot 100” Small Businesses in the United States from 1999 to 2001. In 2002, then-Governor Jim Hodges named Mr. McClure as an economic ambassador for South Carolina. Mr. McClure received the Silver Crescent Award for Manufacturing Excellence & Manufacturer of the Year in 2003 and his company was named one of the “Top 25 Fastest Growing Companies” in South Carolina in 2002. He has made numerous presentations to the Darla Moore School of Business of the University of South Carolina, the Clemson University School of Business, and the Kenan-Flagler Business School at the University of North Carolina. Mr. McClure currently serves on boards of the Boys Home of the South, and Flexible Packaging Association.

        David A. Merline, Jr., 50, Class III director, is a shareholder and the president of Merline & Meacham, P.A. where he has practiced law since 1984. He is a certified specialist in the fields of both taxation law and estate planning/probate law by the Supreme Court of South Carolina. He is listed in the book The Best Lawyers in America in the following four fields: corporate law, employee benefits law, taxation law, and trusts and estates law. Mr. Merline received his B.A. degree, magna cum laude, from Furman University, his J.D. degree from the University of South Carolina School of Law, and his Master of Laws In Taxation degree from the University of Miami School of Law. He is a Fellow of the American College of Trust and Estate Counsel. He is a past chairman of the South Carolina Estate Planning and Probate Law Specialization Advisory Board and a past member of the board of directors of the University of South Carolina Law School Association. He is a past president of the Greenville County Taxation, Estate Planning, Probate and Trust Law Section, and the Greenville Young Lawyers Association. Mr. Merline is the author of numerous articles and co-author of two books: South Carolina Limited Liability Companies & Limited Liability Partnerships, South Carolina Bar CLE Division (3d Ed. 2000), and South Carolina Corporate Practice Manual, South Carolina Bar CLE Division (2d Ed. 2005). He is a member of Buncombe Street United Methodist Church and the Rotary Club of Greenville.

        William H. Pelham, 54, Class III director, is a Greenville native who has been the owner and president of Pelham Architects, L.L.C. since its founding in 1983.  The architectural firm specializes in residential projects, including new houses, renovations and additions, and historic preservation.  Mr. Pelham, a registered architect, graduated from Clemson University in 1977 with a B.A. degree in pre-architecture and in 1981 with a masters degree in architecture. Mr. Pelham is a partner in RPM Partnership LLP, a downtown property owner, and on the board of directors of Central Realty Corporation, Central Associates, LP, and CI, Inc. Mr. Pelham has served as chair of the Christ Church Episcopal School (CCES) Annual Fund and as president of the Board of Governors of the Poinsett Club. Currently he is on the City of Greenville’s Art in Public Places Commission, chairs its master arts plan committee, and chairs the CCES Master Facilities Plan Committee. His involvement with the Warehouse Theatre includes serving as president and as chair of the executive director search and building committees, and as a board member for over fifteen years.  Mr. Pelham is a member of AIA Greenville, SC/AIA, the American Institute of Architects, the National Trust for Historic Preservation, Upstate Forever, the Greater Greenville Chamber of Commerce, the Better Business Bureau, and Buncombe Street United Methodist Church.

        J. Matthew Shouse, 40, Class II director, has been employed by Lazarus-Shouse Communities, a residential development and home building company with operations in the Upstate area, since 2000 and recently became co-owner of Lazarus-Shouse Homes, focusing solely on single-family residential construction. A lifelong resident of Greenville, Mr. Shouse earned a B.A. in Business Economics from Wofford College in 1991 and was involved with convenience store operations, container sales and commercial real estate prior to joining the development/building industry. He is an active member of The Rotary Club of Greenville, past chairman of the Club’s Roper Mountain Holiday Lights and of the Rotary Family Literacy Center at the YWCA project, and past president of the Club. He is also a past member of the boards of directors of The Roper Mountain Science Center Association and the YMCA Camp Greenville. Mr. Shouse currently serves as a member of The Rotary Club of Greenville board of directors and as secretary of the Rotary Charities, Inc. board of directors. Mr. Shouse is a member of Buncombe Street United Methodist Church board of stewards and past co-chair of its recent capital campaign that raised money for debt reduction and funding assistance for the Triune Mercy Center.

        Russel T. Williams, 48, Class III director, is our president and chief executive officer. From 2001 to 2005 Mr. Williams served as senior vice president, Commercial Lending with Palmetto Bank, a $900 million Upstate-based community bank. Mr. Williams began his career with The C&S National Bank of South Carolina in 1985 and has served in positions of increasing responsibility in the commercial lending and credit administration areas of several other South Carolina financial institutions. His background includes service as a commercial lender with Carolina First, Greenville Area Executive with NBSC, and chief credit officer with New Commerce Bank. Mr. Williams also has five years of experience as a senior lender and manager in the government guaranteed small business lending industry. Mr. Williams is a 1983 graduate of Davidson College, a 1985 graduate of the University of Tennessee M.B.A. program, and a 1992 graduate “with honors” from the American Banker’s Association Stonier Graduate School of Banking. He is a graduate of Leadership Greenville Class XVIII. Mr. Williams serves on the Greenville United Way Impact Council for Financial Stability. He has served as past board president of The Juvenile Diabetes Research Foundation-Upstate South Carolina Chapter and the Speech, Hearing and Learning Center, and is a past member of the board of the Internal Medicine Associates Patient Care Center. Mr. Williams has been active in the South Carolina Bankers Association, having served as a board member of the SCBA Young Bankers Division and a member of the SCBA Credit Committee. Mr. Williams has been a Greenville resident since 1985.

Audit Committee

        The company’s board of directors has appointed a number of committees, including audit, compensation, corporate governance and nominating, and asset-liability committees. Information about the audit committee is provided in this section. See the discussion under Item 13 below for information on the other committees.

        The audit committee is composed of Mr. Harman, Mr. McClure, Mr. Merline and Mr. Pelham. Each of these members is considered “independent” under Rule 4350 of the National Association of Securities Dealers’ listing standards. The audit committee met four times in 2008.

        The Board of Directors has determined that Mr. Harman is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of the SEC’s Regulation S-K. Mr. Harman is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Additionally, the board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

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

        Our board of directors has implemented a process for shareholders of the company to send communications to the board. Each of our directors may receive mail at our principal office location. Any shareholder desiring to communicate with the board, or with specific individual directors, may do so by writing to the board or board member at BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606.

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

Item 11.   Executive Compensation

        The following table shows compensation associated with our two executive officers for the years ended December 31, 2008 and 2007.

Summary Compensation Table

						Non-	Non-
						equity	qualified
						incentive	deferrred	All
						plan	compen-	other
Name and				Stock	Option	compen-	sation	compen-
Principal Position	Year	Salary	Bonus	awards	awards (1)	sation	earnings	sation (2)	Total
Russel T. Williams	2008	$140,000	$--	$--	$26,646	$--	$--	$25,335	$191,981
Chief Executive	2007	128,000	--	--	26,646	--	--	19,471	174,117
Officer
Paula S. King	2008	136,000	--	--	26,646	--	--	13,510	176,156
Chief Financial	2007	126,000	--	--	26,646	--	--	12,663	165,309
Officer

(1)	On February 14, 2006, each of our named executive officers was granted stock options for 47,200 shares of common stock exercisable at $10.00 per share. The options vest at 20% per year over a five-year vesting period and must be exercised within ten years from the grant date. This amount is an assumed value for share-based compensation associated with these stock options under accounting rules and does not represent current cash compensation to the executive. The actual realization of cash from the award may depend on whether our stock price appreciates above its price at the date of grant and whether the executive continues his or her employment with us. The assumed value above was determined at the date of grant in 2006. Refer to Note 1,
"Stock compensation plans" in the Notes to Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the option awards.
(2)	All other compensation includes car allowances, club dues (for Mr. Williams), and insurance premiums for life, health, accident and long-term disability policies. The amount attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or ten percent of the total amount of perquisites received by such named executive officer.
Note: Although employment agreements include provisions for bonus plans for each named executive officer, to date a plan has not been formalized and no bonuses have been paid. The Company currently does not provide a 401(K) match and there are no retirement benefit plans for named executive officers.

Employment Agreements

        Russel T. Williams. On November 10, 2008, we entered into an employment agreement with Mr. Williams, under which he agreed to serve as chief executive officer of BankGreenville Financial Corporation and BankGreenville for a term of one year. Mr. Williams’ employment with the company will be automatically extended for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Mr. Williams is entitled to:

•         Base salary of $140,000 per year. The board (or an appropriate committee of the board) shall review the executive’s performance and salary at least annually and may increase, but not decrease, his salary;

•         An annual cash bonus of up to 45% of his annual salary based on achievement of overall bank financial performance benchmarks, which will be established by the board of directors annually. The board will consider factors such as comparison to peer data, actual to projected performance, and other measurements as deemed appropriate from time to time;
•          Participation in the Company’s long-term equity incentive program. On February 14, 2006, he was granted options to purchase 47,200 shares of common stock. The award agreement for the stock option provides that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank, but only if the executive remains employed by the company or one of its subsidiaries on such date, and shall contain other customary terms and conditions. These options are a portion of the options available for issuance under the company’s stock incentive plan.
•         Reasonable car allowance not to exceed $700 per month;
•         Participation in our retirement, welfare, and other benefit programs;
•         Payment of club dues and related assessments; and
•         Reimbursement for travel and business expenses.

        Pursuant to the terms of his employment agreement, Mr. Williams is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Williams’ employment without cause, he will be entitled to severance equal to 12 months of his then base salary. In addition, following a change in control, regardless of whether Mr. Williams remains employed by the Employer or its successor, he will be entitled to severance equal to 36 months of his then base salary. Finally, during his employment and for a period of 12 months thereafter, Mr. Williams may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our clients for a competing business, or (c) solicit our employees for a competing business.

        Paula S. King. On November 10, 2008, we also entered into an employment agreement with Ms. King to serve as the chief financial officer of BankGreenville Financial Corporation and BankGreenville for a term of one year. Ms. King’s employment with the company will be automatically extended for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Ms. King is entitled to:

•          Base salary of $136,000 per year. The board (or an appropriate committee of the board) shall review the executive’s performance and salary at least annually and may increase, but not decrease, her salary;
•         An annual cash bonus of up to 45% of her annual salary based on achievement of overall bank financial performance benchmarks, which will be established by the board of directors annually. The board will consider factors such as comparison to peer data, actual to projected performance, and other measurements as deemed appropriate from time to time;
•         Participation in the Company’s long-term equity incentive program. On February 14, 2006, she was granted options to purchase 47,200 shares of common stock. The award agreement for the stock option provides that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank, but only if the executive remains employed by the company or one of its subsidiaries on such date, and shall contain other customary terms and conditions. These options are a portion of the options available for issuance under the company’s stock incentive plan.
•         Reasonable car allowance not to exceed $500 per month;
•         Participation in our retirement, welfare, and other benefit programs;
•         Payment of professional dues and continuing professional education costs associated with her CPA designation; and
•         Reimbursement for travel and business expenses.

        Pursuant to the terms of her employment agreement, Ms. King is prohibited from disclosing our trade secrets or confidential information. If we terminate Ms. King’s employment without cause, she will be entitled to severance equal to 12 months of her then base salary. In addition, following a change in control, regardless of whether Ms. King remains employed by the Employer or its successor, she will be entitled to severance equal to 36 months of his then base salary. Finally, during her employment and for a period of 12 months thereafter, Ms. King may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our clients for a competing business, or (c) solicit our employees for a competing business.

On February 13, 2009, Mr. Williams and Ms. King executed written agreements contain provisions for compliance with the U.S. Treasury’s Capital Purchase Program as part of the Emergency Economic Stabilization Act of 2008. Under these agreements, both executives agree to such amendments, agreements or waivers required by the U.S. Treasury to comply with the terms of the Program.

Outstanding Equity Awards at Fiscal Year-End

Option awards:

Equity incentive
plan awards:
		Number of	number of
	Number of securities	securities	securities
	underlying	underlying	underlying	Option	Option
	unexercised options	unexercised options	unexercised	exercise	expiration
Name	exercisable	unexercisable	unearned options	price	date
Russel T. Williams	18,880	28,320	-	$10.00	2016
Paula S. King	18,880	28,320	-	10.00	2016

        There were no stock awards granted as of December 31, 2008, so corresponding table headings have been omitted. All options were granted on February 14, 2006, vest at 20% per year over a five-year vesting period and expire ten years from the date of grant.

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2008 and 2007, so the corresponding table has been omitted. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

        In December 2005, each of our organizers, all of whom also serve as directors, received for no additional consideration, a warrant to purchase three shares of common stock for $10.00 per share for every four shares they purchased in the offering, up to a maximum of 10,000 shares per organizer. These warrants vested immediately upon the closing of the offering in December 2005, as they were issued in recognition of the financial risk and efforts undertaken by the organizers in organizing the bank. Therefore, no compensation related to stock warrants is shown for 2008. The warrants are represented by separate warrant agreements and they are exercisable in whole or in part during the 10 year period following that date. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 10, 2009. Unless otherwise indicated, the address of each beneficial owner is c/o BankGreenville Financial Corporation, P. O. Box 6246, Greenville, South Carolina 29606.

	Number of			% of Beneficial
Name	Shares Owned (1)		Right to Acquire (2)	Ownership (3)
Jeffrey L. Dezen	15,000		10,000	2.1%
Roger H. Gower	20,000		10,000	2.5%
Frank B. Halter, Jr.	10,000	(4)	7,500	1.5%
R. Bruce Harman	24,500		10,000	2.9%
Arthur L. Howson, Jr.	13,500	(5)	10,000	2.0%
Paula S. King	18,100	(6)	38,320	4.6%
Jonathan T. McClure	13,400		10,000	2.0%
David A. Merline, Jr.	17,300		10,000	2.3%
William H. Pelham	22,615		10,000	2.7%
J. Matthew Shouse	100		-	*
Russel T. Williams	25,000	(7)	38,320	5.2%
All executive officers
and directors (11
persons)	179,515		154,140	25.0%

____________
*Indicates less than 1% ownership.

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Includes shares that may be acquired within the next 60 days of March 10, 2009 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,180,000 shares of common stock outstanding on March 10, 2009.
(4)	Mr. Halter has 10,000 shares of stock pledged as security on indebtedness to another bank.
(5)	Mr. Howson has 13,500 shares of stock pledged as security on indebtedness to another bank.
(6)	Ms. King has 10,300 shares of stock pledged as security on indebtedness to another bank.
(7)	Mr. Williams has 12,500 shares of stock pledged as security on indebtedness to another bank.

        The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	available for future
	of outstanding stock	outstanding stock options	issuance under equity
Plan Category	options and warrants	and warrants	compensation plans
Equity compensation
plans approved by
security holders	95,900	$10.00	116,500

Equity compensation
plans not approved by
security holders	97,500	10.00	-

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

        One of our directors, who is an attorney, has prepared employee welfare plan documents for us in 2008 and 2007. There have been no costs associated with these services.

        Our board of directors has determined that, with the exception of Mr. Williams and Ms. King, who also serve as executive officers of the company, all of our directors are considered “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether its directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

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

        The asset-liability committee is composed of Mr. Gower, Mr. Harman, Mr. Howson, Ms. King, Mr. Shouse, and Mr. Williams. The asset-liability committee met four times in 2008. The asset-liability committee has the responsibility of reviewing the asset-liability management policy, investment policy, and the bank’s asset/liability structure.

Item 14.   Principal Accountant Fees and Services

        Elliott Davis, LLC was our auditor during the fiscal years ended December 31, 2008 and 2007. The following table shows the fees that we incurred for services performed in fiscal year ended December 31, 2008 and 2007.

	2008	2007

Audit fees	$33,200	$30,100
Tax fees	7,700	2,800

Total	$40,900	$32,900

        Audit Fees. This category includes the aggregate fees billed or accrued for professional services rendered by the independent auditors during the company’s 2008 and 2007 fiscal years for the audits of our annual financial statements in 2008 and 2007 and reports on Form 10-Q in 2008 and 10-QSB in 2007.

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

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

We will furnish our proxy materials and audited financial statements to security holders subsequent to the filing of the annual report on this Form 10-K, and will furnish copies of such materials to the SEC when they are sent to security holders.

Item 15.   Exhibits.

(a)(1)   Financial Statements

                The following consolidated financial statements are located in Item 8 of this report.

                Report of Independent Registered Public Accounting Firm
                Consolidated Balance Sheets as of December 31, 2008 and 2007
                Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
                Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
                Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the years ended
                   December 31, 2008 and 2007
                Notes to the Consolidated Financial Statements

    (2)   Financial Statement Schedules

           These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

    (3)   Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2,
File No. 333-127409).

3.2	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the
Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 13, 2009).

3.3	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the
Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on February 13, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No.
333-127409).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions in BankGreenville Financial Corporation's
Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the
Series A and Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the
Company's Form SB-2, File No. 333-127409).

4.2	Warrant with The United States Department of Treasury to Purchase up to 50.00050 shares of
Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 13, 2009).

4.3	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's
Form SB-2, File No. 333-127409).

4.4	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the
Company's Form 8-K filed on February 13, 2009).

4.5	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the
Company's Form 8-K filed on February 13, 2009).

10.1	Employment Agreement between BankGreenville Financial Corporation and Russel T. Williams dated
November 10, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for
September 30, 2008, File No. 333-127409).*

10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated
November 10, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for
September 30, 2008, File No. 333-127409).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's
Form SB-2, File No. 333-127409).*

10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial
Corporation, dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the
Company's Form SB-2, File No. 333-127409).

10.5	BankGreenville Financial Corporation's 2006 Stock Incentive Plan and Form of Option Agreement
(incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the period ended
December 1, 2005).*

10.6	Amendment No. 1 to the BankGreenville Financial Corporation's 2006 Stock Incentive Plan
(incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended
September 30, 2008, File No. 333-127409).*

10.7	Letter Agreement, dated February 13, 2009, including the Side Letter Agreement and Securities
Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the
Company's Form 8-K filed on February 13, 2009).*

10.8	Form of Waiver, executed by each of Mr. Williams and Ms. King (incorporated by reference to
Exhibit 10.2 of the Company's Form 8-K filed on February 13, 2009).*

10.9	Form of Letter Agreement, executed by each of Mr. Williams and Ms. King, with the Company
(incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on February 13,
2009).*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_____________
*Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGREENVILLE FINANCIAL CORPORATION

Date: March 23, 2009	By: /s/ Russel T. Williams
Russel T. Williams
President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russel T. Williams, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey L. Dezen	Director	March 23, 2009
Jeffrey L. Dezen
/s/ Roger H. Gower	Director	March 23, 2009
Roger H. Gower
/s/ Frank B. Halter, Jr.	Director	March 23, 2009
Frank B. Halter, Jr.
/s/ R. Bruce Harman	Director	March 23, 2009
R. Bruce Harman
/s/ Arthur L. Howson, Jr.	Chairman of the Board of Directors	March 23, 2009
Arthur L. Howson, Jr.
/s/ Paula S. King	Director, Executive Vice President and	March 23, 2009
Paula S. King	Chief Financial Officer
/s/ Jonathan T. McClure	Director	March 23, 2009
Jonathan T. McClure
/s/ David A. Merline, Jr.	Director	March 23, 2009
David A. Merline, Jr.

/s/ William H. Pelham	Director	March 23, 2009
William H. Pelham
/s/ J. Matthew Shouse	Director	March 23, 2009
J. Matthew Shouse
/s/ Russel T. Williams	Director, President and Chief	March 23, 2009
Russel T. Williams	Executive Officer

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2,
File No. 333-127409).

3.2	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the
Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 13, 2009).

3.3	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the
Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on February 13, 2009).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No.
333-127409).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions in BankGreenville Financial Corporation's
Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the
Series A and Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the
Company's Form SB-2, File No. 333-127409).

4.2	Warrant with The United States Department of Treasury to Purchase up to 50.00050 shares of
Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 13, 2009).

4.3	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's
Form SB-2, File No. 333-127409).

4.4	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the
Company's Form 8-K filed on February 13, 2009).

4.5	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the
Company's Form 8-K filed on February 13, 2009).

10.1	Employment Agreement between BankGreenville Financial Corporation and Russel T. Williams dated
November 10, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for
September 30, 2008, File No. 333-127409).*

10.2	Employment Agreement between BankGreenville Financial Corporation and Paula S. King dated
November 10, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for
September 30, 2008, File No. 333-127409).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's

10.4	Underwriting Agreement between Scott & Stringfellow, Inc. and BankGreenville Financial
Corporation, dated December 13, 2005 (incorporated by reference to Exhibit 10.5 of the
Company's Form SB-2, File No. 333-127409).

10.5	BankGreenville Financial Corporation's 2006 Stock Incentive Plan and Form of Option Agreement
(incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the period ended
December 1, 2005).*

10.6	Amendment No. 1 to the BankGreenville Financial Corporation's 2006 Stock Incentive Plan
(incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended
September 30, 2008, File No. 333-127409).*

10.7	Letter Agreement, dated February 13, 2009, including the Side Letter Agreement and Securities
Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the
Company's Form 8-K filed on February 13, 2009).*

10.8	Form of Waiver, executed by each of Mr. Williams and Ms. King (incorporated by reference to
Exhibit 10.2 of the Company's Form 8-K filed on February 13, 2009).*

10.9	Form of Letter Agreement, executed by each of Mr. Williams and Ms. King, with the Company
(incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on February 13,
2009).*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_____________
*Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.