Form 10-Q
period 2009-03-31
BankGreenville Financial CORP
filed 2009-05-13
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is shell company as defined in Rule 12b-2 of the Exchange Act.
  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,180,000 shares of common stock, no par value per share, were issued and outstanding as of May 13, 2009.

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

Item 1.        Legal Proceedings
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.        Default Upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits

SIGNATURES

EXHIBIT INDEX

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,556,306	$1,171,498
Federal funds sold	-	2,153,000

Total cash and cash equivalents	5,556,306	3,324,498
Investment securities available for sale	23,765,993	21,149,100
Federal Home Loan Bank Stock	799,300	755,900
Loans, net of allowance for loan losses of $737,542 and $665,442 at March 31, 2009
and December 31, 2008, respectively	55,977,859	53,994,983
Property and equipment, net	2,751,736	2,772,907
Accrued interest receivable	448,589	443,492
Other assets	206,625	182,285

Total assets	$89,506,408	$82,623,165

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$2,549,285	$3,462,092
Interest bearing	61,504,927	54,216,125

Total deposits	64,054,212	57,678,217
Federal Home Loan Bank advances	14,455,000	14,455,000
Accrued interest payable	307,398	301,016
Accounts payable and accrued liabilities	133,249	601,506

Total liabilities	78,949,859	73,035,739

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; 1,000 shares of Series A
issued and outstanding at March 31, 2009, and,	940,514	-
50 shares of Series B issued and outstanding at March 31, 2009	60,152	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
March 31, 2009 and December 31, 2008	11,211,189	11,197,692
Accumulated other comprehensive loss	(100,264)	(27,761)
Accumulated deficit	(1,555,042)	(1,582,505)

Total shareholders’ equity	10,556,549	9,587,426

Total liabilities and shareholders’ equity	$89,506,408	$82,623,165

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
Consolidated Statements of Income
For the Three Months Ended
(Unaudited)

	March 31,	March 31,
	2009	2008
Interest income
Loans and fees	$729,980	$692,872
Investment securities and Federal Home Loan Bank stock	298,372	256,048
Federal funds sold	131	2,727

Total interest income	1,028,483	951,647

Interest expense
Deposits	404,875	479,780
Federal funds purchased	1,083	7,780
Federal Home Loan Bank borrowings	113,876	34,428

Total interest expense	519,834	521,988

Net interest income	508,649	429,659

Provision for loan losses	72,100	33,608

Net interest income after provision for loan losses	436,549	396,051

Non-interest income
Gains on investment securities sales and calls	56,096	38,924
Mortgage brokerage fees	13,434	3,545
Service charges on deposit accounts	16,802	7,884

Total non-interest income	86,332	50,353

Non-interest expense
Compensation and employee benefits	264,586	267,519
Occupancy and equipment	50,611	48,376
Data processing and related costs	61,298	46,926
Marketing, advertising and shareholder communications	11,935	10,423
Legal and audit	35,054	19,535
Other professional fees	9,030	5,888
Supplies, postage and telephone	10,537	7,929
Insurance	4,287	3,952
Credit related expenses	3,177	1,710
Courier and armored carrier service	4,714	4,684
Regulatory fees and FDIC insurance	24,330	11,613
Other	15,193	11,118

Total non-interest expense	494,752	439,673

Income before income taxes	28,129	6,731

Income tax provision	-	-

Net income	$28,129	$6,731

Dividends and net accretion of discount on preferred stock	7,448	-

Net income available to common shareholders	$20,681	$6,731

Basic and diluted income per common share	$.02	-

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Income (Loss)
(Unaudited)

					Accumulated
					other
	Preferred Stock		Common Stock		comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	income (loss)	deficit	shareholders’ equity

Balance, December 31, 2007	-	$-	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

Stock compensation expense	-	-	-	14,532	-		14,532

Comprehensive income:

Net income	-	-	-	-	-	6,731	6,731

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	-	-	(5,738)	-	(5,738)

Total comprehensive income	-	-	-	-	-	-	993

Balance, March 31, 2008	-	$-	1,180,000	$11,157,201	$52,096	$(1,514,911)	$9,694,386

Balance, December 31, 2008	-	$-	1,180,000	$11,197,692	$(27,761)	$(1,582,505)	$9,587,426

Issue Series A preferred stock at
a discount	1,000	939,629	-	-	-	-	939,629

Issue Series B preferred stock at
a premium	50	60,371	-	-	-	-	60,371

Accretion of Series A
preferred stock discount	-	885	-	-	-	(885)	-

Amortization of Series B
preferred stock premium	-	(219)	-	-	-	219	-

Stock compensation expense	-	-	-	13,497	-	-	13,497

Comprehensive loss:

Net income	-	-	-	-	-	28,129	28,129

Unrealized losses on investment
securities available for sale,
net of tax benefit	-	-	-	-	(72,503)	-	(72,503)

Total comprehensive loss	-	-	-	-	-	-	(44,374)

Balance, March 31, 2009	1,050	$1,000,666	1,180,000	$11,211,189	(100,264)	$(1,555,042)	$10,556,549

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Three Months Ended
(Unaudited)

	March 31,	March 31,
	2009	2008
Operating activities
Net income	$28,129	$6,731
Provision for loan losses	72,100	33,608
Stock compensation expense	13,497	14,532
Depreciation	23,785	26,283
Net amortization of premiums on investment securities	8,978	3,645
Gains on sales and calls of investment securities	(56,096)	(38,924)
Increase in interest receivable	(5,097)	(14,919)
Increase in other assets	(24,340)	(18,648)
Increase in accrued interest payable	6,382	21,051
Decrease in accounts payable and accrued liabilities	(468,257)	(129,456)

Net cash used for operating activities	(400,919)	(96,097)

Investing activities
Increase in loans, net	(2,054,976)	(6,661,202)
Purchase of investment securities available for sale	(5,740,050)	(6,732,364)
Proceeds from sales of investment securities available for sale	2,513,320	3,356,522
Proceeds from called investment securities available for sale	-	2,748,575
Proceeds from principal paydowns on mortgage-backed securities	584,452	349,294
Purchase of FHLB Stock	(43,400)	(185,900)
Purchase of property and equipment	(2,614)	-

Net cash used for investing activities	(4,743,268)	(7,125,075)

Financing activities
Proceeds from issuance of preferred stock	1,000,000	-
Increase in deposits, net	6,375,995	3,060,946
Proceeds from Federal Home Loan Bank advances	-	3,415,000
Increase in federal funds purchased	-	548,000

Net cash provided by financing activities	7,375,995	7,023,946

Net increase (decrease) in cash and cash equivalents	2,231,808	(197,226)
Cash and cash equivalents, beginning of period	3,324,498	830,543

Cash and cash equivalents, end of period	$5,556,306	$633,317

Supplemental information
Cash paid for:
Interest	$513,452	509,833
Schedule of non-cash investing and financing activities:
Unrealized losses on investment securities	(72,503)	(5,738)
Net accretion of discount on preferred stock	666	-

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

        On February 13, 2009 the Company issued shares of its Series A and Series B preferred stock to the U.S. Treasury under the Treasury’s Capital Purchase Program as part of the Emergency Economic Stabilization Act of 2008. Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

        Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the Company’s significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in that filing. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Net Income per Common Share

        Basic income per common share represents net income to common shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters ended March 31, 2009 and 2008, the stock options and warrants were not “in-the-money”, as the exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and income per common share, respectively, were the same.

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

        In addition, during 2006 the Company adopted a stock option plan. The stock options for 212,400 shares which are authorized under the plan vest over a five-year period from the date of grant and have a contractual term of ten years.

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

        There were no options forfeited and no options granted during the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the Company had 95,900 options outstanding at $10.00 per share. Vested options amounted to 56,940 and 38,060 at March 31, 2009 and December 31, 2008, respectively. Options outstanding at March 31, 2009 have a weighted average remaining contractual term of approximately seven years. Total unrecognized compensation cost related to non-vested options granted as of March 31, 2009 was $94,054 and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net income, as reported, included stock-based employee compensation expense of $13,497 for the three months ended March 31, 2009. Net income, as reported, included stock-based employee compensation expense of $14,532 for the three months ended March 31, 2008. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero for both periods.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Federal funds sold were $-0- as of March 31, 2009 and $2,153,000 at December 31, 2008. Due to the low interest rates offered on federal funds sold and the participation of our primary correspondent bank in the FDIC’s Temporary Liquidity Guarantee Program, we elected to transfer our outstanding federal fund sold balance to a non-interest bearing demand deposit account with this correspondent bank during the first quarter of 2009. The funds in this demand deposit account are 100% guaranteed by the FDIC and we receive an earnings credit to offset a portion of our monthly correspondent bank charges.

Investment Securities

        Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value, with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At March 31, 2009, the Company’s investment securities were classified as available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

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

        Available for sale investment securities ($23,765,993 at March 31, 2009) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company is predominantly a collateral-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $1.3 million.

        The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

        The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

NOTE 4 – SHAREHOLDERS’ EQUITY

        As discussed in Note 1 above, the Company participated in the U.S. Treasury’s Capital Purchase Program and issued Series A and Series B preferred stock to the Treasury. The proceeds for the issuance of the Series A and Series B were allocated based on the relative fair value of each series based on a discounted cash flow model. As a result, $939,629 and $60,371 were allocated to the Series A and Series B preferred stock, respectively. The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method. For the quarter ended March 31, 2009, accretion of the Series A Preferred Stock discount totaled $885 and amortization of the Series B Preferred Stock premium totaled $219. The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report and in our 2008 Form 10-K.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our 2008 Form 10-K under the “Risk Factors” heading as filed with the Securities and Exchange Commission (the “SEC”) and that include, without limitation, the following:

•	our short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	our ability to control costs, expenses and loan delinquency rates;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the lack of seasoning of our loan portfolio;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

        The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Effect of Economic Trends

        Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening. Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged. Beginning in July 2004 and continuing until September 18, 2007, rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased. The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and interest-bearing liabilities during the first nine months of 2007 and as fixed rate loans, deposits, and borrowings matured they repriced at higher interest rates. In late September 2007, the Federal Reserve reversed their position and has since lowered the short-term rates by 500 basis points through December 2008, causing the rates on our short-term or variable rate assets and liabilities to decline. The majority of economic analysts predict little to no change in short-term rates throughout the remainder of 2009. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•	The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•	On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•	On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•	The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•	The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•	On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including our Company, that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•	On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•	The Legacy Loan Program, in which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•	The Securities Program, which will be administered by the Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

        It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

        On December 26, 2008, we received preliminary approval to participate in the CPP in the amount of $1,891,000, which represented the maximum 3% of our risk-weighted assets at September 30, 2008. After careful evaluation by our executive management and board of directors, including the impact of our participation on our capital ratios and operations as well as on our common shareholders, we elected to participate at $1 million and were able to participate under the private company terms, which limited dilution to our common shareholders. The transaction closed on February 13, 2009 and on that date we issued shares of our Series A and Series B Preferred Stock to the U.S. Treasury. Refer to the “Capital Resources” section of “Management’s Discussion and Analysis or Plan of Operation” for additional details.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2008, as filed on our annual report on Form 10-K.

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

Results of Operations
Three months ended March 31, 2009 and 2008

General

        Our net income for the quarter ended March 31, 2009 was $28,129, or $ .02 per basic and diluted common share, compared to net income of $6,731, or $0.00 per share, for the quarter ended March 31, 2008, for an improvement of $21,398, or 318%. As described below, the increase in net income is attributable primarily to an increase in our net interest income, which reflects the continued growth of our Bank and the volume increases in our interest-earning assets as well as an increase in non-interest income for the three months ended March 31, 2009 compared to the same period in 2008.

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

        Net interest income was $508,649 for the quarter ended March 31, 2009, an increase of $78,990, or 18%, over net interest income of $429,659 for the quarter ended March 31, 2008. Interest income increased $76,836, or 8%, to $1,028,483 for the quarter ended March 31, 2009. Although the volume of average interest-earning assets increased $20.4 million from March 31, 2008 to March 31, 2009, as shown in the table below, we did not experience as significant an increase in corresponding interest income due to the 297 basis point drop in the average prime rate from period to period. Interest expense for the quarter ended March 31, 2009 decreased $2,154, or 0.41%, over the same period in 2008 as higher-priced CD’s matured and were replaced with lower rates and rates were lowered on all deposit transaction accounts due to the market decrease in rates.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the quarters ended March 31, 2009 and 2008. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income over the lives of the loans.

Average Balances, Income and Expenses, Yields and Rates
For the Quarter Ended March 31,
	2009			2008

	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$218,177	$131	0.24%	$355,067	$2,727	3.09%
Investment securities and FHLB stock	22,858,927	298,372	5.29	18,651,918	256,048	5.52
Loans (1)	55,290,990	729,980	5.35	38,929,197	692,872	7.16

Total interest-earning assets	78,368,094	1,028,483	5.32%	57,936,182	951,647	6.61%
Non-earning assets	6,117,067			3,778,135

Total assets	$84,485,161			$61,714,317

Interest-bearing liabilities:
Interest checking	$3,413,619	$19,433	2.31%	$1,899,181	$9,273	1.96%
Savings and money market	17,556,317	84,667	1.96	10,473,583	83,408	3.20
Time deposits	35,539,870	300,775	3.43	30,904,979	387,099	5.04
Federal funds purchased	481,454	1,083	0.91	842,714	7,779	3.71
FHLB borrowings	14,455,000	113,876	3.19	4,373,406	34,429	3.17

Total interest-bearing liabilities	71,446,260	519,834	2.95%	48,493,863	521,988	4.33%

Non-interest bearing liabilities	3,214,099			3,697,434
Shareholders’ equity	9,824,802			9,523,020

Total liabilities and shareholders' equity	$84,485,161			$61,714,317

Net interest spread			2.37%			2.28%

Net interest income/margin		$508,649	2.63%		$429,659	2.98%

        (1)   Loan fees, which are immaterial, are included in interest income. There were $1.2 million in nonaccrual loans at March 31, 2009 and no nonaccrual loans at March 31, 2008. Nonaccrual loans are included in the average balances above and income on nonaccrual loans is included on the cash basis for yield computation purposes.

        Our consolidated net interest margin for the quarter ended March 31, 2009 was 2.63%, a decrease of 35 basis points from the net interest margin of 2.98% for the same period in 2008. The average prime interest rate was 6.22% during the three months ended March 31, 2008, while the average prime interest rate during the three-month period ended March 31, 2009 was 3.25%. With a 297 basis point decrease in the average prime rate during the comparable periods, and with approximately 56% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred as evidenced by the 181 basis point decline in loan yield over the comparable periods. Cost of interest-bearing liabilities decreased 138 basis points as rates on transaction deposit accounts were reduced and as higher priced certificates of deposits matured and were replaced at lower interest rates. These fixed maturity certificates of deposit are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits to offset the immediate decrease in loan yields. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.37% and 2.28% for the quarters ended March 31, 2009 and 2008, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

        Our provision for loan losses for the quarter ended March 31, 2009 was $72,100 compared to $33,608 for the quarter ended March 31, 2008. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio as well as other factors including local economic conditions. Management also relies on our history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

        Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period in order to maintain an appropriate allowance for loan losses. Despite the three potential problem borrowing relationships that we were aware of as of March 31, 2009, and discussed under

“Loans” below, we believe that our provision for loan losses for the quarter ended March 31, 2009 is adequate. We maintained an allowance as a percentage of outstanding loans of 1.30% at March 31, 2009 compared to 1.12% at March 31, 2008.

Non-interest Income

        Non-interest income totaled $86,332 for the quarter ended March 31, 2009 compared to $50,353 for the quarter ended March 31, 2008, for an improvement of $35,979, or 71%. During the three months ended March 31, 2009 we recorded $56,096 in gains on investment securities sold during the period, compared to gains of $38,924 for the three months ended March 31, 2008.

        Mortgage brokerage fees increased $9,889, or 279% from $3,545 for the three-month period ended March, 31, 2008 to $13,434 for the same period in 2009 due to increased mortgage volume associated with the lower mortgage rate environment. Service charges on deposit accounts increased $8,918, or 113%, from $7,884 for the period ended March 31, 2008 to $16,802 for the comparable period in 2009 due to deposit growth.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the first quarter of 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Compensation and employee benefits	$264,586	$267,519
Occupancy and equipment	50,611	48,376
Data processing and related costs	61,298	46,926
Marketing, advertising and shareholder communications	11,935	10,423
Legal and audit	35,054	19,535
Other professional fees	9,030	5,888
Supplies, postage and telephone	10,537	7,929
Insurance	4,287	3,952
Credit related expenses	3,177	1,710
Courier and armored carrier service	4,714	4,684
Regulatory fees and FDIC insurance	24,330	11,613
Other	15,193	11,118

Total non-interest expense	$494,752	$439,673

        Non-interest expenses totaled $494,752 for the quarter ended March 31, 2009 compared to $439,673 for the quarter ended March 31, 2008, for an increase of $55,079, or 13%. Data processing costs increased from $46,926 for the quarter ended March 31, 2008 to $61,298, or 31% for the quarter ended March 31, 2009. This increase was due to an increase in costs associated with our core processing provider, whose fees are based on growth of the Bank’s deposit accounts. Legal and audit fees increased from $19,535 for the quarter ended March 31, 2008 to $35,054 for the quarter ended March 31, 2009, due to increases in the costs for both auditor and legal reviews of SEC filings for 2009. Regulatory and FDIC insurance expense increased from $11,613 for the quarter ended March 31, 2008 to $24,330, or 110% for the quarter ended March 31, 2009, due to continued increases in FDIC assessment rates associated with the FDIC’s TLGP and related increases in federal deposit insurance coverage, as well as continued growth in the Bank’s deposits.

Balance Sheet Review

General

        At March 31, 2009, total assets were $89.5 million compared to $82.6 million at December 31, 2008, for an increase of $6.9 million, or 8%. The increase in assets included volume increases in our loan and investment portfolios as well as our cash balances, all of which were increased primarily from growth in local deposits. Interest-earning assets comprised approximately 91% and 95% of total assets at March 31, 2009 and December 31, 2008, respectively. Gross loans totaled $56.7 million, an increase of $2.1 million, or 3.8%, from $54.7 million at December 31, 2008. Investment securities and Federal Home Loan Bank stock amounted to $24.6 million at March 31, 2009. At March 31, 2009, we had cash balances of $5.6 million with $4.8 million in a demand deposit account with our primary correspondent bank. Refer to “Statement of Cash Flows” included in Note 2 of the Notes to Consolidated Financial Statements.

        Deposits totaled $64.1 million at March 31, 2009, a $6.4 million, or 11%, increase from $57.7 million at December 31, 2008. Federal Home Loan Bank borrowings remained unchanged at $14.5 million. Shareholders’ equity totaled $10.6 million at March 31, 2009, a $1.0 million, or 10%, increase from $9.6 million at December 31, 2008.

Investments

        On March 31, 2009 and December 31, 2008, our investment securities portfolio amounted to $23.8 million and $21.1 million and represented 29% and 27%, respectively, of interest-earning assets. Unrealized losses, net of tax benefit, on available for sale investment securities amounted to $100,264 and $27,761 at March 31, 2009 and December 31, 2008, respectively. Our portfolio consisted of U.S. government sponsored agencies of $8.8 million, mortgage-backed agencies of $9.0 million, taxable municipal securities of $2.6 million and corporate bonds of $3.3 million. All of our investment securities are classified as available for sale.

The amortized costs and the fair value of our investment securities are shown in the following table.

	March 31, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government sponsored agencies	$8,532,437	$8,764,175	$7,519,147	$7,630,533
Mortgage-backed agencies	8,897,408	9,037,514	8,342,833	8,477,722
Taxable municipal securities	2,740,553	2,615,684	925,359	900,650
Corporate bonds	3,747,510	3,348,620	4,403,823	4,140,195

Total	$23,917,908	$23,765,993	$21,191,162	$21,149,100

        During the three-month period of 2009, one corporate bond and two agency mortgage-backed bonds were sold. The proceeds from the sales of the mortgage-backed bonds were reinvested in an agency bond and a taxable municipal bond. Although the corporate (bank) bond was still an investment grade bond, we had the opportunity to sell the bond at a gain and believed disposal was prudent in light of the current market conditions. The overall yield improved on the sale of the mortgage-backed bonds and replacement bonds. All sales resulted in gains totaling $56,096 for the quarter ended March 31, 2009.

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

        Investment securities with market values of approximately $9.0 million and $10.1 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        At March 31, 2009 and December 31, 2008, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $799,300 and $755,900, respectively. Federal Home Loan Bank stock purchases are required as the level of Federal Home Loan Bank advances increase. Federal Home Loan Bank stock increased $43,400 during the three-month period ended March 31, 2009, to reflect the annual recalculation of our minimum stock requirement in March. No ready market exists for this stock and it has no quoted market value. Redemptions of this stock have historically been at par value. Accordingly, this investment is carried at cost, which approximates fair market value. This stock has historically paid a quarterly dividend, but is currently not paying a dividend due to the current economic environment and we are no longer accruing a dividend on this stock.

        We have not had any Fannie Mae or Freddie Mac stock since we opened in 2006.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2009 and December 31, 2008 were $56.7 million and $54.7 million, respectively and represented 70% and 69% of interest-earning assets for each of the periods. The loan portfolio increased $2.1 million during the first three months of 2009. Historically, the first quarter has been associated with weaker loan demand for our Bank and in light of the current economic conditions, loan demand has slowed. Additionally, in reviewing loan opportunities in the current environment, we are continuing to be selective in the loans we choose to originate.

        The percentage of loans in each category remained relatively stable from December 31, 2008 to March 31, 2009, as shown in the table below. Loans secured by real estate mortgages comprised approximately 83% of loans outstanding at March 31, 2009 and 82% at December 31, 2008. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

        The following table summarizes the composition of our loan portfolio at March 31, 2009 and December 31, 2008.

	March 31,		December 31,
	2009		2008
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$17,876,447	31.5%	$16,853,472	30.8%
Commercial	15,560,442	27.4	14,971,240	27.4
Residential mortgages	6,949,005	12.3	6,188,461	11.3
Home equity lines	6,505,822	11.5	6,585,586	12.1

Total real estate	46,891,716	82.7%	44,598,759	81.6%

Commercial	8,921,719	15.7%	8,916,006	16.3%
Consumer	901,966	1.6	1,145,660	2.1

Gross loans	56,715,401	100.0%	54,660,425	100.0%

Less allowance for loan losses	(737,542)		(665,442)

Total loans, net	$55,977,859		$53,994,983

        Construction and development and land loans represented approximately 32% and 31% of total loans at March 31, 2009 and December 31, 2008, respectively. Loans secured by land represented approximately 75% of the construction and development and land category at March 31, 2009. We have concentrations of credit, generally defined as more than 25% of Tier 1 capital and the allowance for loan losses, in the residential construction and land loan categories. We believe that we have appropriate controls in place to monitor risks associated with these concentrations.

        Loans originated as exceptions to our loan policy guidelines may pose additional credit risk to the Bank, if not monitored properly. We regularly monitor and report to the board of directors all loans approved with loan policy exceptions.

        Commercial real estate loans and construction and development loans generally entail additional risks as these loans typically involve larger balances to single borrowers or groups of related borrowers. The repayment of these loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand in the market, and, as such, are subject to a greater extent to adverse conditions in the local economy. In light of the current economic conditions and supply and demand associated with real estate in our market, these categories of our loan portfolio pose additional credit risk, and we have identified large performing loans, not considered impaired, within these categories, but with risk characteristics impacted by the current economic environment. We have allocated an amount associated with significant individual credits not considered impaired, as a component of our overall allowance for loan losses. In dealing with these risk factors, we generally limit our loans to our local real estate market or to borrowers with which we have experience.

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

        Nonaccrual or nonperforming loans 90 days or more past due totaled $1,224,000 and represented two borrowing relationships at March 31, 2009 and December 31, 2008. We began foreclosure proceedings against both of these borrowers and anticipate outcomes on these proceedings during the second quarter of 2009. Based on our evaluation of the deteriorating financial condition of the borrowers and their inability to repay the loans, we considered these loans impaired under the criteria defined in FAS 114, “Accounting by Creditors for Impairment of a Loan”, at March 31, 2009 and at December 31, 2008. These loans are collateralized by commercial and residential real estate. We believe that in a more stable economic environment, we would have sufficient collateral value to cover the outstanding balances on these loans based on our knowledge of the market and recent appraisal information. However, based on our assessment of the collateral value and our estimate of an adequate fair value less selling costs for the properties under current market conditions, we identified an impairment charge or specific reserve amount of $150,000 for these loans. Additionally, we identified two loans totaling $123,000, which were less than 90 days past due, as impaired and have allocated a specific reserve amount of $85,000 to these loans. The total amount of our specific reserve for impaired loans was $235,000 at March 31, 2009. We were not aware of any other potential problem loans at March 31, 2009. Refer to our discussion below in the “Allowance for Loan Losses” section. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of income. The allowance for loan losses was $737,542 and $665,442 as of March 31, 2009 and December 31, 2008, respectively, and represented 1.30% of outstanding loans at March 31, 2009 and 1.22% as of December 31, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We believe we have an effective loan review system and loan grading system that is designed to identify, monitor and address asset quality problems in an accurate and timely manner. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

        Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In recent months, many banks, including our Bank, have begun to see an overall decline in credit quality and have increased their allowance for loan losses accordingly. We continue to carefully monitor our loan portfolio for deterioration. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        In calculating the allowance for loan losses, we utilize a credit grading system, which we apply to each loan. We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans. The loss factors are adjusted for qualitative factors, including those described above. We also analyze individual significant credits not considered impaired and maintain a general unallocated reserve in accordance with December 2006 regulatory guidance in our assessment of the allowance for loan losses. Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral. Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced. These loans are not yet rated as loss because certain events may occur which could repay the debt. Loans classified as substandard totaled $1,982,000 at March 31, 2009. Loans totaling $1.3 million, within the substandard category, were considered impaired under the criteria of FAS 114 at March 31, 2009 due to the deteriorating financial condition and inability of the borrowers to repay the loans. In situations where a loan is considered impaired, the loans are excluded from the general reserve calculations and are assigned a specific reserve. The specific reserve is based on our analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows. These loans are primarily collateralized by real estate, and we believe, based on our knowledge of the properties and the market and recent appraisals, as well as our loan to value percentage, that the fair value less estimated costs to sell the property, under more stable market conditions, would be sufficient to cover the principal balances on these loans. However, because of current economic conditions and supply and demand in our real estate market, we have identified an impairment charge or specific reserve of $235,000 associated with these loans.

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

        We had no loans classified as doubtful at March 31, 2009 and December 31, 2008. There were no charge-offs during the three-month periods ended March 31, 2009 and 2008. The only addition to the allowance for loan losses for both periods was the accrual of the loan loss provision.

Deposits

        Our primary source of funds for our loans and investments is our deposits. Deposits increased $6.4 million, from $57.7 million at December 31, 2008 to $64.1 million at March 31, 2009. The following table shows the composition of deposits at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total

Non-interest bearing demand deposits	$2,549,285	3.99%	$3,462,092	6.00%
Interest bearing checking	4,403,235	6.87	3,040,574	5.27
Money market and savings	18,514,154	28.90	17,430,631	30.22
Time deposits less than $100,000	6,330,247	9.88	4,808,562	8.34
Time deposits $100,000 and over	12,263,291	19.15	10,180,358	17.65
Brokered time deposits, less than $100,000	19,994,000	31.21	18,756,000	32.52

Total	$64,054,212	100.00%	$57,678,217	100.00%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $31.8 million and $28.7 million at March 31, 2009 and December 31, 2008, respectively. Our loan-to-deposit ratio was 89% and 95% at March 31, 2009 and December 31, 2008, respectively. Local deposits increased $5.2 million, or 81% of the total deposit growth during the first quarter of 2009, and we were able to decrease our reliance on brokered deposits in the first quarter of 2009 compared to the fourth quarter of 2008. Brokered deposits increased $1.2 million during the three months ended March 31, 2009. All of our time deposits are certificates of deposits.

        The maturity distribution of our time deposits of $100,000 or more and our brokered time deposits as of March 31, 2009 was as follows:

Three months or less	$1,912,016
Over three through six months	9,888,620
Over six through twelve months	18,068,539
Over twelve months	2,388,116

Total	$32,257,291

        Upon expiration of the initial grace period, our Bank elected to continue participation in the FDIC’s TLGP, which provides unlimited guarantees on newly issued senior unsecured debt issued on or before June 30, 2009, as well as unlimited deposit insurance coverage on funds held in non-interest bearing transaction deposit accounts. Our Bank will incur additional FDIC premium costs associated with our participation in the TLGP in 2009.

Borrowings and lines of credit

        At March 31, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5.8 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the three months ended March 31, 2009. The average amount outstanding during the three months ended March 31, 2009 was $481,000. No amounts were outstanding at any month-end during the three months ended March 31, 2009 and the average interest rate paid on these borrowings was .91%. The average amount outstanding during the year ended December 31, 2008 was $554,000 and the highest month-end amount outstanding during 2008 was $2.2 million. The average interest rate paid on these borrowings during the year was 2.94%. There were no outstanding amounts on these lines of credit at March 31, 2009 and December 31, 2008.

        We are also a member of the Federal Home Loan Bank. At March 31, 2009 and December 31, 2008, we had $14.5 million outstanding in Federal Home Loan Bank borrowings. At March 31, 2009, we had borrowing capacity with the Federal Home Loan Bank of approximately $3.4 million based on a percentage of our total assets. The average amount outstanding during the year ended December 31, 2008 was $8.9 million and the maximum amount outstanding during the period was $14.5 million at an average interest rate of 3.23%.

Capital Resources

        Total shareholders’ equity increased $962,123 from $9.6 million at December 31, 2008 to $10.6 million at March 31, 2009. Common stock increased $13,497 due to stock options compensation expense accrued during the three months ended March 31, 2009. We incurred an unrealized loss, net of tax benefit, of $72,503 on investment securities available for sale, which decreased shareholders’ equity during the three-month period. Our net income of $28,129 for the three months ended March 31, 2009 contributed to the net increase in shareholders’ equity.

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

        The following tables set forth the Bank’s capital ratios at March 31, 2009 and December 31, 2008.

			Well capitalized		Adequately capitalized
March 31, 2009	Actual		requirement		requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$11,273	16.9%	$6,682	10.0%	$5,346	8.0%
Tier 1 risk-based capital	10,535	15.8	4,009	6.0	2,673	4.0
Tier 1 leverage capital	10,535	12.5	4,224	5.0	3,379	4.0

			Well capitalized		Adequately capitalized
December 31, 2008	Actual		requirement		requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based capital	$10,245	15.9%	$6,433	10.0%	$5,147	8.0%
Tier 1 risk-based capital	9,580	14.9	3,860	6.0	2,573	4.0
Tier 1 leverage capital	9,580	11.9	4,023	5.0	3,218	4.0

        We believe that our capital is sufficient to fund the activities of the Bank and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures for the remainder of 2009.

        As stated previously, we elected to participate in the U.S. Treasury’s CPP under EESA as described below. Because we were required to raise substantially more capital in our initial offering than we could immediately utilize and are still a relatively new enterprise, our capital ratios are significantly above the well-capitalized designation as shown in the table above. While we do not need capital, we believe that given the current economic and capital markets conditions and the impact on credit risk as well as any future capital needs, it was prudent for us to participate. The maximum amount of capital, for which we were preliminarily approved, was $1,891,000 and we elected to participate in the CPP by selling to the Treasury preferred stock for the sum of $1 million. We retained $100,000 in the holding company to cover dividend payments to the Treasury for approximately two years. We injected $900,000 into the Bank and this additional bank capital is reflected in the capital ratios at March 31, 2009 shown above.

        On February 13, 2009, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury dated February 13, 2009, pursuant to which we issued and sold to the Treasury (i) 1,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase 50 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), at an initial exercise price of $0.01, for an aggregate purchase price of $1,000,000 in cash. The Warrant was immediately exercised.

        Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by our board of directors. The Series A Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock generally is non-voting.

        We may redeem the Series A Preferred Stock at par after February 13, 2012. Prior to this date, we may redeem the Series A Preferred Stock at par if (i) we have raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of approximately $250,000, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. However, pursuant to the terms of the ARRA we may, upon consultation with our primary federal regulator, repay the amount received for the Series A Preferred Stock at any time, without regard to whether we have replaced such funds from any source or to any waiting period. Upon repayment of the amount received for the Series A Preferred Stock, we may also redeem the Series B Preferred Stock issued pursuant to the Warrant in accordance with the ARRA and any rules and regulations thereunder.

        Immediately following the issuance of the Series A Preferred Stock and the Warrant, the Treasury exercised its rights under the Warrant and received 50 shares of Series B Preferred Stock, with a liquidation preference of $50,000. Cumulative dividends on the Series B Preferred Stock accrue on the liquidation preference at a rate of 9% per annum, but will be paid only if, as, and when declared by our board of directors. The Series B Preferred Stock ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock generally is non-voting. Pursuant to the terms of the ARRA, we may, upon consultation with our primary federal regulator, repay the amount received for the Series B Preferred Stock at any time after redemption of Series A Preferred Stock, without regard to whether we have replaced such funds from any source or to any waiting period.

        Prior to February 13, 2012, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury has transferred the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Prior to February 9, 2019, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or Treasury has transferred all of the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of Treasury will be required for us to redeem, purchase or acquire any shares of our common stock or other equity or capital securities of the Company or our subsidiary, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

        The Series A Preferred Stock, the Warrant, and the Series B Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, we have agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock or the Series B Preferred Stock may be deposited and depositary shares, representing fractional shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, may be issued. Neither the Series A Preferred Stock nor the Series B Preferred Stock are subject to any contractual restrictions on transfer.

        If we had chosen to participate in the CPP pursuant to the public company terms (as compared to the private company terms which we chose instead), in place of the 50 shares of Series B Preferred Stock, Treasury would have received a warrant to purchase additional common shares at 15% of the senior preferred amount, at the 20-day trailing fair market price of our common stock, which at this time is trading below book value.

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

Off-Balance Sheet Risk

        Through the Bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At March 31, 2009, the Bank had unfunded commitments to extend credit of $5.8 million through various types of lending arrangements.

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

        At March 31, 2009, our liquid assets, consisting of cash and due from banks amounted to $5.6 million, or approximately 6% of total assets. Our investment securities available for sale amounted to $23.8 million or approximately 27% of total assets. Unpledged investment securities of $14.7 million at March 31, 2009 traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2009, $9.0 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs primarily through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities of loans and maturities, calls, sales and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $5.8 million. Availability on these lines of credit was $5.8 million at March 31, 2009. Of that total availability, $3.9 million represents a federal funds purchased line of credit with Silverton Bank, N.A., which was closed by the OCC and the FDIC named Receiver on May 1, 2009. This line of credit will remain outstanding at least through the end of July 2009, and we are currently evaluating other correspondent banks from which we will seek a new federal funds line of credit. We are also a member of the Federal Home Loan Bank, from which applications for borrowings can be made. The Federal Home Loan Bank requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase Federal Home Loan Bank stock in a percentage of each advance. There was approximately $3.4 million in borrowing capacity available from the Federal Home Loan Bank based on total assets at March 31, 2009. Federal Home Loan Bank borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these advances. We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

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

        At March 31, 2009 and December 31, 2008, we were liability-sensitive over a one-year timeframe.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

        FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

        On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

        FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

        FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

        FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

        The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

        The SEC issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits

3.1	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the Series A Preferred Stock
(incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 13, 2009).

3.2	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the Series B Preferred Stock
(incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on February 13, 2009).

4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporation's Articles of Incorporation and Bylaws
defining the rights of holders of the common stock and the Series A and Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127409).

4.2	Warrant with The United States Department of Treasury to Purchase up to 50.00050 shares of Series B Preferred Stock
(incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 13, 2009).

4.3	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on
February 13, 2009).

4.4	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on
February 13, 2009).

10.1	Letter Agreement, dated February 13, 2009, including the Side Letter Agreement and Securities Purchase Agreement - Standard
Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 13, 2009).*

10.2	Form of Waiver, executed by each of Mr. Williams and Ms. King (incorporated by reference to Exhibit 10.2 of the Company's
Form 8-K filed on February 13, 2009).*

10.3	Form of Letter Agreement, executed by each of Mr. Williams and Ms. King, with the Company (incorporated by reference to
Exhibit 10.3 of the Company's Form 8-K filed on February 13, 2009).*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

BANKGREENVILLE FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGREENVILLE FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2009	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number              Description

3.1	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the Series A Preferred Stock
(incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 13, 2009).

3.2	Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the Series B Preferred Stock
(incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on February 13, 2009).

4.1	See Exhibits 3.1 and 3.2 for provisions in BankGreenville Financial Corporation's Articles of Incorporation and Bylaws
defining the rights of holders of the common stock and the Series A and Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127409).

4.2	Warrant with The United States Department of Treasury to Purchase up to 50.00050 shares of Series B Preferred Stock
(incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 13, 2009).

4.3	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on
February 13, 2009).

4.4	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on
February 13, 2009).

10.1	Letter Agreement, dated February 13, 2009, including the Side Letter Agreement and Securities Purchase Agreement - Standard
Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 13, 2009).*

10.2	Form of Waiver, executed by each of Mr. Williams and Ms. King (incorporated by reference to Exhibit 10.2 of the Company's
Form 8-K filed on February 13, 2009).*

10.3	Form of Letter Agreement, executed by each of Mr. Williams and Ms. King, with the Company (incorporated by reference to
Exhibit 10.3 of the Company's Form 8-K filed on February 13, 2009).*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.