Form 10-Q
period 2009-06-30
BankGreenville Financial CORP
filed 2009-08-12
CIK 1334679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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
  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,180,000 shares of common stock, no par value per share, were issued and outstanding as of August 12, 2009.

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

Item 1.        Legal Proceedings
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.        Default Upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits

SIGNATURES

EXHIBIT INDEX

BANKGREENVILLE FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$856,545	$1,171,498
Federal funds sold	6,001,218	2,153,000

Total cash and cash equivalents	6,857,763	3,324,498
Investment securities available for sale	23,042,497	21,149,100
Federal Home Loan Bank Stock	799,300	755,900
Loans, net of allowance for loan losses of $769,878 and $665,442 at June 30, 2009 and
December 31, 2008, respectively	58,680,006	53,994,983
Property and equipment, net	2,732,005	2,772,907
Accrued interest receivable	520,041	443,492
Other real estate	1,060,193	-
Other assets	360,509	182,285

Total assets	$94,052,314	$82,623,165

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$2,299,125	$3,462,092
Interest bearing	66,623,715	54,216,125

Total deposits	68,922,840	57,678,217
Federal Home Loan Bank advances	14,455,000	14,455,000
Accrued interest payable	308,567	301,016
Accounts payable and accrued liabilities	310,379	601,506

Total liabilities	83,996,786	73,035,739

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; 1,000 shares of Series A
issued and outstanding at June 30, 2009, and	943,169	-
50 shares of Series B issued and outstanding at June 30, 2009	59,495	-
Common stock, no par value; 10,000,000 shares
authorized; 1,180,000 shares issued and outstanding at
June 30, 2009 and December 31, 2008	11,224,686	11,197,692
Accumulated other comprehensive loss	(424,643)	(27,761)
Accumulated deficit	(1,747,179)	(1,582,505)

Total shareholders’ equity	10,055,528	9,587,426

Total liabilities and shareholders’ equity	$94,052,314	$82,623,165

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans and fees	$756,156	$683,827	$1,486,136	$1,376,699
Investment securities and Federal Home Loan Bank stock	303,715	282,272	602,087	538,320
Federal funds sold	1,240	8,582	1,371	11,309

Total interest income	1,061,111	974,681	2,089,594	1,926,328

Interest expense
Deposits	444,202	493,748	849,077	973,528
Federal funds purchased	-	2,644	1,084	10,424
Federal Home Loan Bank borrowings	112,954	46,017	226,830	80,445

Total interest expense	557,156	542,409	1,076,991	1,064,397

Net interest income	503,955	432,272	1,012,603	861,931

Provision for loan losses	281,085	79,000	353,185	112,608

Net interest income after provision for loan losses	222,870	353,272	659,418	749,323

Non-interest income
Gains on investment securities sales and calls	87,002	-	143,098	38,924
Mortgage brokerage fees	16,687	1,700	30,121	5,245
Service charges on deposit accounts	18,014	18,860	34,816	26,744

Total non-interest income	121,703	20,560	208,035	70,913
Non-interest expense
Compensation and employee benefits	265,165	271,390	529,751	538,909
Occupancy and equipment	50,598	51,293	101,209	99,669
Data processing and related costs	59,853	53,673	121,151	100,599
Marketing, advertising and shareholder communications	12,218	11,620	24,153	22,043
Legal and audit	14,718	14,604	49,772	34,139
Other professional fees	9,924	13,586	18,954	19,474
Supplies, postage and telephone	9,667	10,683	20,204	18,612
Insurance	4,288	3,952	8,575	7,904
Credit related expenses	10,457	5,725	13,634	7,435
Courier and armored carrier service	3,162	4,756	7,876	9,440
Regulatory fees and FDIC insurance	69,256	12,341	93,586	23,954
Other	11,476	12,374	26,669	23,492

Total non-interest expense	520,782	465,997	1,015,534	905,670

Loss before income taxes	(176,209)	(92,165)	(148,081)	(85,434)

Income tax provision	-	-	-	-

Net loss	$(176,209)	$(92,165)	$(148,081)	$(85,434)

Dividends and net accretion of discount on preferred stock	16,108	-	23,556	-

Net income available to common shareholders	(192,317)	(92,165)	(171,637)	(85,434)

Basic and diluted loss per common share	$(0.16)	$(0.08)	$(0.15)	$(0.07)

Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity
and Comprehensive Income (Loss)
(Unaudited)

					Accumulated
					other		Total
	Preferred Stock		Common Stock		comprehensive	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	income (loss)	deficit	equity

Balance, December 31, 2007	-	$-	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

Stock compensation expense	-	-	-	28,029	-	-	28,029

Comprehensive loss:

Net loss	-	-	-	-	-	(85,434)	(85,434)

Unrealized losses on investment
securities available for sale,
no tax effect	-	-	-	-	(615,508)	-	(615,508)

Total comprehensive loss	-	-	-	-	-	-	(700,942)

Balance, June 30, 2008	-	$-	1,180,000	$11,170,698	$(557,674)	$(1,607,076)	$9,005,948

Balance, December 31, 2008	-	$-	1,180,000	$11,197,692	$(27,761)	$(1,582,505)	$9,587,426

Issue Series A preferred stock at a
discount	1,000	939,629	-	-	-	-	939,629

Issue Series B preferred stock at a
premium	50	60,371	-	-	-	-	60,371

Accretion of Series A preferred
stock discount	-	3,540	-	-	-	(3,540)	-

Amortization of Series B preferred
stock premium	-	(876)	-	-	-	876	-

Dividends on preferred stock	-	-	-	-	-	(13,929)	(13,929)

Stock compensation expense	-	-	-	26,994	-	-	26,994

Comprehensive loss:

Net loss	-	-	-	-	-	(148,081)	(148,081)

Unrealized losses on investment
securities available for sale,
net of tax benefit	-	-	-	-	(396,882)	-	(396,882)

Total comprehensive loss	-	-	-	-	-	-	(544,963)

Balance, June 30, 2009	1,050	$1,002,664	1,180,000	$11,224,686	$(424,643)	$(1,747,179)	$10,055,528

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the Six Months Ended
(Unaudited)

	June 30,	June 30,
	2009	2008
Operating activities
Net loss	$(148,081)	$(85,434)
Provision for loan losses	353,185	112,608
Stock compensation expense	26,994	28,029
Depreciation	47,800	52,473
Net amortization of premiums on investment securities	25,912	8,210
Gains on sales and calls of investment securities	(143,098)	(38,924)
Increase in interest receivable	(76,549)	(53,218)
Increase in other assets	(178,224)	(6,799)
Increase (decrease) in accrued interest payable	7,551	(118,034)
Decrease in accounts payable and accrued liabilities	(291,127)	(180,433)

Net cash used for operating activities	(375,637)	(281,522)

Investing activities
Increase in loans, net	(6,098,401)	(10,449,995)
Purchase of investment securities available for sale	(12,802,062)	(10,524,896)
Proceeds from sales of investment securities available for sale	9,237,094	3,356,522
Proceeds from called investment securities available for sale	-	2,748,575
Proceeds from principal paydowns on mortgage-backed securities	1,391,875	841,724
Purchase of FHLB Stock	(43,400)	(275,900)
Purchase of property and equipment	(6,898)	(5,121)

Net cash used for investing activities	(8,321,792)	(14,309,091)

Financing activities
Proceeds from issuance of preferred stock	1,000,000	-
Preferred stock dividend	(13,929)	-
Increase in deposits, net	11,244,623	11,721,698
Proceeds from Federal Home Loan Bank advances	-	5,415,000
Decrease in federal funds purchased	-	(1,648,000)

Net cash provided by financing activities	12,230,694	15,488,698

Net increase in cash and cash equivalents	3,533,265	898,085
Cash and cash equivalents, beginning of period	3,324,498	830,543

Cash and cash equivalents, end of period	$6,857,763	$1,728,628

Supplemental information
Cash paid for:
Interest	$1,069,440	$1,182,431
Non-cash activities:
Loans transferred to other real estate	1,060,193	-
Loans charged-off	248,749	-
Unrealized losses on investment securities	(396,882)	(615,508)
Net accretion of discount on preferred stock	2,664	-

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

        BankGreenville Financial Corporation (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of BankGreenville (the “Bank”). The Bank is a state chartered institution organized under the laws of South Carolina to conduct general banking business in Greenville, South Carolina. From our inception on March 18, 2005 and before opening the Bank for business on January 30, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, the Bank, to commence business as a financial institution. The Company sold 1,180,000 shares of its common stock at $10.00 per share and raised $11.80 million in its initial public offering. Proceeds, net of brokerage commissions and other offering costs totaled approximately $11.04 million and the Bank was capitalized with $11 million of the net proceeds. In addition, on February 13, 2009 the Company issued shares of its Series A and Series B preferred stock to the U.S. Treasury under the Treasury’s Capital Purchase Program as part of the Emergency Economic Stabilization Act of 2008. The Bank is primarily engaged in the business of accepting deposits, insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public in Greenville County, South Carolina.

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

        Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

        In accordance with SFAS 165, “Subsequent Events”, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date. The evaluation was performed through August 12, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

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

Net Loss per Common Share

        Basic loss per common share represents net loss to common shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters and six months ended June 30, 2009 and 2008, the stock options and warrants were not “in-the-money”, as the exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock. The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

Stock Compensation Plans

        Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. Of these warrants, 10,000 warrants expired in February 2008, due to the death of one of our organizing directors in 2007. The average fair value per share of warrants issued amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6.0%, risk-free interest rate of 4.0% and expected lives of five years.

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

        There were no options forfeited and no options granted during the six months ended June 30, 2009. At June 30, 2009 and December 31, 2008, the Company had 95,900 options outstanding at $10.00 per share. Vested options amounted to 57,240 and 38,060 at June 30, 2009 and December 31, 2008, respectively. Options outstanding at June 30, 2009 have a weighted average remaining contractual term of approximately 6.75 years. Total unrecognized compensation cost related to non-vested options granted as of June 30, 2009 was $80,557 and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $13,497 for the three months ended June 30, 2009 and $26,994 for the six month period ended June 30, 2009, and net loss, as reported, included stock-based employee compensation expense of $13,497 and $28,029 for the three months and six months ended June 30, 2008, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero for both periods.

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Federal funds sold were $6,001,218 as of June 30, 2009 and $1,078,000 at June 30, 2008.

Investment Securities

        Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale. Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value, with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At June 30, 2009, the Company’s investment securities were classified as available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

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

        Available for sale investment securities ($23,042,497 at June 30, 2009) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company is predominantly a collateral-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $1.2 million.

        Certain assets such as Other Real Estate are measured at fair value less cost to sell. The Company considers such fair values to be level 2 inputs. Management believes the fair value component in its valuation follows the provisions of SFAS 157. The carrying amount of Other Real Estate was $1.1 million at June 30, 2009.

        The Company has no assets or liabilities whose fair values are measured using level 3 inputs and has no liabilities carried at fair value or measured at fair value on a nonrecurring basis. The table below presents assets and liabilities measured at fair value (in thousands) on a recurring basis at June 30, 2009.

	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$23,042	$23,042	-	-

        The table below presents assets and liabilities measured at fair value (in thousands) on a nonrecurring basis at June 30, 2009.

	Total	Level 1	Level 2	Level 3
Impaired loans	$1,168	-	$1,168	-
Other real estate	1,126	-	1,126	-

        The carrying amounts and estimated fair values (in thousands), of the Company’s financial instruments at December 31, 2008 and June 30, 2009 were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and due from banks	$857	$857	$1,171	$1,171
Federal funds sold	6,001	6,001	2,153	2,153
Investment securities available for sale	23,042	23,042	21,149	21,149
Federal Home Loan Bank stock	799	799	756	756
Loans, net	58,680	55,859	53,995	50,014
Other real estate	1,060	1,126	-	-
Liabilities:
Deposits	68,923	68,820	57,678	57,583
Federal funds purchased	-	-	1,648	1,648
Federal Home Loan Bank borrowings	14,455	14,202	14,455	13,979

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our 2008 Form 10-K under the “Risk Factors” heading as filed with the Securities and Exchange Commission (the “SEC”) and that include, without limitation, the following:

•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	the amount of our real estate-based loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;
•	our short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	our ability to control costs, expenses and loan delinquency rates;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the lack of seasoning of our loan portfolio;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

        The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and thus far in 2009, the capital and credit markets have experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

        All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

        Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, also known as net interest margin, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as net interest spread.

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

Effect of Economic Trends

        Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening. Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged. Beginning in July 2004 and continuing until September 18, 2007, rates on both short-term and variable rate interest-earning assets and interest-bearing liabilities increased. The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and interest-bearing liabilities during the first nine months of 2007 and as fixed rate loans, deposits, and borrowings matured they repriced at higher interest rates. In late September 2007, the Federal Reserve reversed their position and has since lowered the short-term rates by 500 basis points through December 2008, causing the rates on our short-term or variable rate assets and liabilities to decline. The majority of economic analysts predict little to no change in short-term rates throughout the remainder of 2009. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•	The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•	On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•	On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

o	The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

o	The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•	On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including our Company, that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•	On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

o	The Legacy Loan Program, in which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

o	The Securities Program, which will be administered by the Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

        It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

        On December 26, 2008, we received preliminary approval to participate in the CPP in the amount of $1,891,000, which represented the maximum 3% of our risk-weighted assets at September 30, 2008. After careful evaluation by our executive management and board of directors, including the impact of our participation on our capital ratios and operations as well as on our common shareholders, we elected to participate at $1 million and were able to participate under the private company terms, which resulted in less dilution to our common shareholders than the public company terms. The transaction closed on February 13, 2009 and on that date we issued shares of our Series A and Series B Preferred Stock to the U.S. Treasury.

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

Results of Operations

Three months ended June 30, 2009 and 2008

General

        Our net loss for the quarter ended June 30, 2009 was $176,209, or $0.16 per basic and diluted common share, compared to net loss of $92,165, or $0.08 per share, for the quarter ended June 30, 2008, for an increase in net loss of $84,044, or 91%. As described below, the increase in net loss is attributable primarily to: 1) continued pressure on our net interest margin, 2) an increase in our provision for loan losses and 3) an emergency special assessment of $42,000 from the FDIC insurance fund. Partially offsetting these negative factors were gains of $87,002 on investment securities sales.

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

        Net interest income for the quarter ended June 30, 2009 was $503,955, an increase of $71,683, or 17%, over net interest income of $432,272 for the quarter ended June 30, 2008. Interest income increased $86,430, or 9%, to $1,061,111 for the quarter ended June 30, 2009. Although the volume of average interest-earning assets increased $20.2 million from June 30, 2008 to June

30, 2009, as shown in the table below, we did not experience as significant of an increase in corresponding interest income due to the 183 basis point drop in the average prime rate from period to period. Interest expense for the quarter ended June 30, 2009 increased $14,747 over the same period in 2008. Although interest-bearing liabilities grew $22.2 million, as interest rates declined and higher-priced certificates of deposit matured, our deposits were re-priced at lower rates and resulted in only a 3% increase in interest expense.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the quarters ended June 30, 2009 and 2008. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income over the lives of the loans.

Average Balances, Income and Expenses, Yields and Rates for the Quarter Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$2,530,511	$1,240	0.20%	$1,374,033	$8,582	2.51%
Investment securities and FHLB stock	23,620,438	303,715	5.16	20,685,229	282,272	5.49
Loans (1)	59,007,771	756,156	5.14	43,712,415	683,827	6.29

Total interest-earning assets	85,158,720	1,061,111	5.00%	65,771,677	974,681	5.96%
Non-earning assets	7,151,479			4,005,748

Total assets	$92,310,199			$69,777,425

Interest-bearing liabilities:
Interest checking	$4,586,661	$27,454	2.40%	$1,973,133	$10,143	2.07%
Savings and money market	19,203,755	93,103	1.94	12,884,565	93,703	2.92
Time deposits	40,420,488	323,645	3.21	35,263,801	389,903	4.45
Federal funds purchased	-	-	-	358,956	2,644	2.96
FHLB borrowings	14,455,000	112,954	3.13	5,942,912	46,018	3.11

Total interest-bearing liabilities	78,665,904	557,156	2.84%	56,423,367	542,409	3.87%

Non-interest bearing liabilities	3,368,342			3,991,496
Shareholders’ equity	10,275,953			9,362,562

Total liabilities and shareholders' equity	$92,310,199			$69,777,425

Net interest spread			2.16%			2.09%

Net interest income/margin		$503,955	2.37%		$432,272	2.64%

        (1)   Loan fees, which are immaterial, are included in interest income. There was one nonaccrual loan of $1,168,000 at June 30, 2009 and no nonaccrual loans at June 30, 2008. Nonaccrual loans are included in the average balances above and income on nonaccrual loans is included on the cash basis for yield computation purposes.

        Our consolidated net interest margin for the quarter ended June 30, 2009 was 2.37%, a decrease of 27 basis points from the net interest margin of 2.64% for the same period in 2008. In May 2009, a loan of $1,168,000 was placed on nonaccrual status and $28,000 of previously accrued interest was reversed. This reversal of interest in the second quarter of 2009 was the primary reason that our quarterly loan yield declined from 5.35% in the first quarter of 2009 to 5.14% in the quarter ended June 30, 2009. The average prime interest rate was 5.08% during the three months ended June 30, 2008, while the average prime interest rate during the three-month period ended June 30, 2009 was 3.25%. With a 183 basis point decrease in the average prime rate during the comparable periods, and with approximately 56% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred as evidenced by the 115 basis point decline in loan yield over the comparable periods. The cost of interest-bearing liabilities decreased 103 basis points, as we reduced our rates on transaction deposit accounts, and as higher priced certificates of deposits matured and were replaced at lower interest rates. Fixed maturity certificates of deposit are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits to offset the immediate decrease in loan yields. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.16% and 2.09% for the quarters ended June 30, 2009 and 2008, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

        Our provision for loan losses for the quarter ended June 30, 2009 was $281,085 compared to $79,000 for the quarter ended June 30, 2008. The increase was primarily due to charges necessary to replenish the allowance for loan losses after charging-off loans in the second quarter of 2009. During the second quarter our charge-offs totaled $248,749.

        Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period in order to maintain an appropriate allowance for loan losses.

Non-interest Income

        Non-interest income totaled $121,703 for the three-month period ended June, 30, 2009 compared to $20,560 for the same period in 2008 for an improvement of $101,143, or 492%. During the three months ended June 30, 2009 we recorded gains of $87,002 on investment securities sold during the period compared to none for the quarter ended June 30, 2008. Two agency bonds were called and four mortgage-backed securities were sold during the quarter. These proceeds were reinvested in agency bonds and taxable municipal bonds. Mortgage brokerage fees increased 882% to $16,687 for the three-month period ended June, 30, 2009 from $1,700 in the comparable period in 2008 due to increased mortgage volume associated with the lower mortgage rate environment.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the second quarter of 2009 and 2008.

	Three Months Ended
	June 30,
	2009	2008
Compensation and employee benefits	$265,165	$271,390
Occupancy and equipment	50,598	51,293
Data processing and related costs	59,853	53,673
Marketing, advertising and shareholder communications	12,218	11,620
Legal and audit	14,718	14,604
Other professional fees	9,924	13,586
Supplies, postage and telephone	9,667	10,683
Insurance	4,288	3,952
Credit related expenses	10,457	5,725
Courier and armored carrier service	3,162	4,756
Regulatory fees and FDIC insurance	69,256	12,341
Other	11,476	12,374

Total non-interest expense	$520,782	$465,997

        Non-interest expenses totaled $520,782 for the quarter ended June 30, 2009 compared to $465,997 for the quarter ended June 30, 2008, for an increase of $54,785, or 12%. Regulatory and FDIC insurance expense increased from $12,341 for the quarter ended June 30, 2008 to $69,256, or 461% for the quarter ended June 30, 2009. This substantial increase was due to an FDIC special assessment of $42,000 as well as general increases in FDIC assessment rates associated with economic recovery programs and continued growth in the Bank’s deposits. This special assessment is being charged to all financial institutions to aid in replenishing the FDIC’s insurance fund, and is based on a percentage of total assets minus Tier 1 capital at June 30, 2009. Pursuant to the FDIC’s final ruling on the special assessment, the percentage used in calculating our Bank’s special assessment was .05%. The FDIC’s final ruling indicated the possibility of additional special assessments to financial institutions as the FDIC replenishes the insurance fund. Credit and related expenses increased from $5,725 for the quarter ended June 30, 2008 to $10,457, or 83%, due to attorney fees incurred on loan-related foreclosures.

Six months ended June 30, 2009 and 2008

General

        Our net loss for the six months ended June 30, 2009 was $148,081, or $0.15 per common share, compared to a net loss of $85,434 or $0.07 per share, for the six months ended June 30, 2008, for an increase in net loss of $62,647, or 73%. As described previously, the increase in net loss is attributable primarily to net interest margin deterioration between the comparable periods, an increase in our provision for loan losses, and the FDIC special assessment as well as general increases in FDIC insurance costs. This loss was partially offset by improvements in gains on investment securities sales, mortgage loan fees and other non-interest income.

Net Interest Income

        Net interest income was $1,012,603 for the six months ended June 30, 2009 an increase of $150,672, or 17%, over net interest income of $861,931 for the six months ended June 30, 2008. Interest income increased $163,266, or 8%, to $2,089,594 for the six months ended June 30, 2009. Average earning assets increased to $81 million for the six months ended June 30, 2009 from $62 million for the six months ended June 30, 2008, an increase of $19 million, or 31%. Although the volume of average interest-earning assets increased $19 million from June 30, 2008 to June 30, 2009, as shown in the table below, we did not experience as significant an increase in corresponding interest income due to the 240 basis point drop in the average prime rate from period to period. Loan interest and related fees improved $109,437, or 8%, over the same period ended 2008 due to continued growth in the loan portfolio. Interest expense for the six months ended June 30, 2009 increased only $12,594, or 1.2%, over the same period in 2008 as higher-priced certificates of deposit matured and were replaced with lower rates and rates were lowered on all deposit transaction accounts due to the market decrease in rates.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the six months ended June 30, 2009 and 2008. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, Yields and Rates for the Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets:
Federal funds sold	$1,380,660	$1,371	0.20%	$1,017,702	$11,309	2.23%
Investment securities and FHLB stock	22,865,445	602,087	5.31	19,668,573	538,320	5.50
Loans (1)	57,159,647	1,486,136	5.24	41,273,910	1,376,699	6.71

Total interest-earning assets	81,405,752	2,089,594	5.18%	61,960,185	1,926,328	6.25%
Non-earning assets	7,013,544			3,775,886

Total assets	$88,419,296			$65,736,071

Interest-bearing liabilities:
Interest checking	$4,003,381	$46,887	2.36%	$1,936,157	$19,416	2.02%
Savings and money market	18,384,599	177,771	1.95	11,679,074	177,110	3.05
Time deposits	37,993,964	624,419	3.31	33,074,591	777,002	4.72
Federal funds purchased	239,397	1,084	0.91	600,835	10,424	3.49
FHLB borrowings	14,455,000	226,830	3.16	5,158,159	80,445	3.14

Total interest-bearing liabilities	75,076,341	1,076,991	2.89%	52,448,816	1,064,397	4.08%

Non-interest bearing liabilities	3,291,331			3,844,464
Shareholders’ equity	10,051,624			9,442,791

Total liabilities and shareholders’ equity	$88,419,296			$65,736,071

Net interest spread			2.29%			2.17%

Net interest income/margin		$1,012,603	2.51%		$861,931	2.80%

        (1)   Loan fees, which are immaterial, are included in interest income. There were $1,168,000 in nonaccrual loans at June 30, 2009 and no nonaccrual loans at June 30, 2008. Nonaccrual loans are included in the average balances above and income on nonaccrual loans is included on the cash basis for yield computation purposes.

        Our consolidated net interest margin for the quarter ended June 30, 2009 was 2.51%, a decrease of 29 basis points from the net interest margin of 2.80% for the same period in 2008. The average prime interest rate was 5.65% during the six months ended June 30, 2008, while the average prime interest rate during the six-month period ended June 30, 2009 was 3.25%. With a 240 basis point decrease in the average prime rate during the comparable periods, and with approximately 56% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred as evidenced by the 147 basis point decline in loan yield over the comparable periods. The cost of interest-bearing liabilities decreased 119 basis points as rates on transaction deposit accounts were reduced and as higher priced certificates of deposits matured and were replaced at lower interest rates. Fixed maturity certificates of deposit are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits to offset the immediate decrease in loan yields. The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.29% and 2.17% for the six months ended June 30, 2009 and 2008, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

        Our provision for loan losses for the six months ended June 30, 2009 was $353,185 compared to $112,608 for the six months ended June 30, 2008. The increase was primarily due to charges necessary to replenish the allowance for loan losses after charging-off loans in the second quarter of 2009. Continued growth in the loan portfolio as well as a general increase in the allowance for loan losses as a percentage of loans also contributed to the increase in the loan loss provision. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance. Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of provision we expense each period in order to maintain an appropriate allowance for loan losses.

        We maintained an allowance as a percentage of outstanding loans of 1.30% at June 30, 2009 compared to 1.20% at June 30, 2008.

Non-interest Income

        Non-interest income totaled $208,035 for the six months ended June 30, 2009, an increase of $137,121, or 193%, over the six months ended June 30, 2008. During the six months ended June 30, 2009, we recognized $143,098 in gains on investment securities called or sold during the period, compared to $38,924 in gains for the six months ended June 30, 2008. Two mortgage-backed securities and one corporate bond were sold in the first quarter of 2009. Two agency bonds were called and four mortgage-backed securities were sold during the second quarter of 2009. These proceeds were reinvested in agency bonds and taxable municipal bonds. Total customer service fees, which include mortgage fees and service charges on accounts, increased 233% in the six-month period. Mortgage loan fees increased 474% to $30,121 for the six-month period ended June, 30, 2009 from $5,245 in the comparable period in 2008 due to increased mortgage volume associated with the lower mortgage rate environment. Service charges on deposit accounts increased $2,610, or 40%, from $6,568 for the period ended June 30, 2008 to $9,178 for the comparable period in 2009 due to continued growth in deposits.

Non-interest Expenses

        The following table sets forth our non-interest expenses for the six month periods of 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008
Compensation and employee benefits	$529,751	$538,909
Occupancy and equipment	101,209	99,669
Data processing and related costs	121,151	100,599
Marketing, advertising and shareholder communications	24,153	22,043
Legal and audit	49,772	34,139
Other professional fees	18,954	19,474
Supplies, postage and telephone	20,204	18,612
Insurance	8,575	7,904
Credit related expenses	13,634	7,435
Courier and armored carrier service	7,876	9,440
Regulatory fees and FDIC insurance	93,586	23,954
Other	26,669	23,492

Total non-interest expense	$1,015,534	$905,670

        Non-interest expenses were $1,015,534 for the six months ended June 30, 2009 compared to $905,670 for the same period ended June 30, 2008, for an increase of 12%. As stated previously, the most significant increase was in regulatory fees and FDIC insurance, which increased from $23,954 for the six months ended June 30, 2008 to $93,586 for the same period ended June 30, 2009. The FDIC special assessment fee of $42,000 as well as a general increase in FDIC insurance assessments impacted this increase. Data processing costs increased from $100,599 for the six months ended June 30, 2008 to $121,151 for the same period ended June 30, 2009. This increase represents our core processor charges, which are, in part, based on growth of the Bank’s deposit accounts. Legal and audit fees increased from $34,139 for the six months ended June 30, 2008 to $49,772 for the same period ended June 30, 2009 due to increases in the costs for both auditor and legal reviews of SEC filings for 2009. Credit related expenses increased from $7,435 for the six months ended June 30, 2008 to $13,634 for the same period ended June 30, 2009 due to attorney fees associated with loan-related collection and foreclosures efforts.

Balance Sheet Review

General

        At June 30, 2009, total assets were $94.1 million compared to $82.6 million at December 31, 2008, for an increase of $11.5 million, or 14%. The increase in assets included volume increases in our loan and investment portfolios as well as our federal funds sold balances, all of which were increased primarily from growth in local deposits. Interest-earning assets comprised approximately 95% of total assets at June 30, 2009 and December 31, 2008. Gross loans totaled $59.4 million, an increase of $4.7 million, or 8.8%, from $54.7 million at December 31, 2008. Investment securities and Federal Home Loan Bank stock amounted to $23.8 million at June 30, 2009. At June 30, 2009, we had federal funds sold balances of $6.0 million.

        Deposits totaled $68.9 million at June 30, 2009, an $11.2 million, or 20%, increase from $57.7 million at December 31, 2008. Federal Home Loan Bank borrowings remained unchanged at $14.5 million. Shareholders’ equity totaled $10.1 million at June 30, 2009, a $468,000, or 5%, increase from $9.6 million at December 31, 2008. The increase in shareholders’ equity was primarily attributable to our sale of preferred stock pursuant to our participation in the U.S. Treasury’s CPP.

Investments

        On June 30, 2009 and December 31, 2008, the fair values of our investment securities portfolio amounted to $23.0 million and $21.1 million and represented 26% and 27%, respectively, of interest-earning assets. Unrealized losses, net of tax benefit, on available for sale investment securities amounted to $424,643 and $27,761 at June 30, 2009 and December 31, 2008, respectively. Our portfolio consisted of U.S. government sponsored agencies, mortgage-backed agencies, taxable municipal securities and corporate (bank) bonds. All of our investment securities are classified as available for sale. The amortized costs and the fair value of our investment securities are shown in the following table.

	June 30, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government sponsored agencies	$11,517,894	$11,294,829	$7,519,147	$7,630,533
Mortgage-backed agencies	3,032,971	3,055,445	8,342,833	8,477,722
Taxable municipal securities	5,387,535	5,261,483	925,359	900,650
Corporate bonds	3,747,495	3,430,740	4,403,823	4,140,195

Total	$23,685,895	$23,042,497	$21,191,162	$21,149,100

        During the six-month period ended June 30, 2009, two agency bonds were called and one corporate bond and six agency-mortgage-backed bonds were sold. The proceeds from the sales were reinvested in agency bonds and taxable municipal bonds. Although the corporate (bank) bond was considered investment grade at the time of sale, we had the opportunity to sell the bond at a gain and believed disposal was prudent in light of the current market conditions. The overall yield and/or average lives improved on the sales and replacement bonds. All sales resulted in gains totaling $143,098 for the six months ended June 30, 2009.

        Our corporate (bank) bonds continue to be designated investment grade by Moody’s and Standard & Poors. Seven of our corporate bonds had been in unrealized loss positions for more than 12 months at June 30, 2009. We believe, based on industry analyst reports and credit ratings, that deterioration in fair values of these bonds as well as other individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        Investment securities with market values of approximately $6.6 million and $10.1 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

        At June 30, 2009 and December 31, 2008, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $799,300 and $755,900, respectively. Federal Home Loan Bank stock purchases are required as the level of Federal Home Loan Bank advances increase. No ready market exists for this stock and it has no quoted market value. Redemptions of this stock have historically been at par value. Accordingly, this investment is carried at cost, which approximates fair market value. This stock has historically paid a quarterly dividend, but is currently not paying a dividend due to the current economic environment and we are no longer accruing a dividend on this stock.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2009 and December

31, 2008 were $59.5 million and $54.7 million, respectively and represented 68% and 69% of interest-earning assets for each of the periods. The loan portfolio increased $4.8 million during the first six months of 2009. This measured growth level is indicative of the slowdown in the economy as well as of our desire to manage our credit risk in the current economic environment.

        The percentage of loans in each category remained relatively stable from December 31, 2008 to June 30, 2009, as shown in the table below. Loans secured by real estate mortgages comprised approximately 83% of loans outstanding at June 30, 2009 and 82% at December 31, 2008. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. Management believes that the loan portfolio is adequately diversified, although loans secured by real estate comprise the majority of our portfolio.

        The following table summarizes the composition of our loan portfolio at June 30, 2009 and December 31, 2008.

	June 30,		December 31,
	2009		2008
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$18,123,105	30.5%	$16,853,472	30.8%
Commercial	17,422,429	29.3	14,971,240	27.4
Residential mortgages	6,996,721	11.8	6,188,461	11.3
Home equity lines	6,953,410	11.7	6,585,586	12.1

Total real estate	49,495,665	83.3%	44,598,759	81.6%
Commercial	9,120,660	15.3%	8,916,006	16.3%
Consumer	833,559	1.4	1,145,660	2.1

Gross loans	59,449,884	100.0%	54,660,425	100.0%

Less allowance for loan losses	(769,878)		(665,442)

Total loans, net	$58,680,006		$53,994,983

        Construction and development and land loans represented approximately 31% of total loans at June 30, 2009 and December 31, 2008. Loans secured by land represented approximately 70% of the construction and development and land category at June 30, 2009. We have concentrations of credit, generally defined as more than 25% of Tier 1 capital and the allowance for loan losses, in the residential construction and land loan categories. We believe that we have appropriate controls in place to monitor risks associated with these concentrations.

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

Impairment and Potential Problem Loans

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

        We had no loans 90 days or more past due at June 30, 2009. Impaired loans are generally nonperforming loans or loans which are 90 days or more delinquent as to principal and interest payments. During the second quarter, we identified one impaired loan totaling $1,168,000 and placed this loan on nonaccrual status. While this loan was less than 90 days past due, management received information indicating that the borrower is unable to repay the loan. Interest reversed on this loan totaled $28,000. Based on our evaluation of the deteriorating financial condition of the borrower and its inability to repay the loan, we considered this loan impaired under the criteria defined in FAS 114, “Accounting by Creditors for Impairment of a Loan”, at June 30, 2009. This loan is collateralized by residential real estate, and we have a recent appraisal, which indicates that the fair value of the property less estimated selling costs is more than sufficient to cover our outstanding loan balance. Accordingly at June 30, 2009, there was no impairment charge associated with the loan. Management will continue to assess the collateral value associated with this loan. In the second quarter of 2009, foreclosure proceedings and a judgment against three borrowers were finalized and a total of $248,749 was charged-off. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

        We maintain a list of potential problem loans that are not in nonaccrual status but that exhibit signs of credit issues. We add loans to this list when we become aware of potential deterioration in the borrower’s ability to perform. These loans are identified in order to closely monitor the status. At June 30, 2009, we had identified potential problem loans totaling $1,126,000.

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of income. The allowance for loan losses was $769,878 and $665,442 as of June 30, 2009 and December 31, 2008, respectively, and represented 1.30% of outstanding loans at June 30, 2009 and 1.22% as of December 31, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We believe we have an effective loan review system and loan grading system that is designed to identify, monitor and address asset quality problems in an accurate and timely manner. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

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

        In calculating the allowance for loan losses, we utilize a credit grading system, which we apply to each loan. We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans. The loss factors are adjusted for qualitative factors, including those described above. We also analyze individual significant credits not considered impaired and maintain a general unallocated reserve in accordance with December 2006 regulatory guidance in our assessment of the allowance for loan losses. Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral. Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced. These loans are not yet rated as loss because certain events may occur which could repay the debt. Loans classified as substandard, but not impaired, totaled $1,126,000 at June 30, 2009. These loans were performing and were not past due 30 days or more at June 30, 2009, but these borrowers have exhibited past performance issues. In situations where a loan is considered impaired, the loans are excluded from the general reserve calculations and are assigned a specific reserve. The specific reserve is based on our analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows.

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

        We had no loans classified as doubtful at June 30, 2009 and December 31, 2008. Charge-offs for the six month period ended June 30, 2009 were $248,749 compared to none for the same period in 2008. Management pursues recoveries on loans charged-off; however, it is not possible at this time to determine the amount, if any, which may be recovered. Activity in the allowance for loan losses account is shown below.

Beginning allowance for loan losses at December 31, 2008	$652,320
Additions to allowance for loan losses charged to provision	366,307
Loans charged-off:
Commercial real estate	(113,749)
Commercial	(135,000)

Total loans charged-off	(248,749)

Recoveries on loans previously charged-off	-

Ending allowance for loan losses at June 30, 2009	$769,878

Other real estate

        Loans transferred to other real estate totaled $1,060,000 at June 30, 2009. Other real estate is recorded at the lower of net principal loan balance outstanding or estimated fair market value less estimated selling costs. Estimated fair market values are based on appraisals obtained at the time of acquisition of the properties by the Bank. Other real estate consists of residential as well as commercial properties.

Deposits

        Our primary source of funds for our loans and investments is our deposits. Deposits increased $11.2 million, from $57.7 million at December 31, 2008 to $64.9 million at June 30, 2009. The following table shows the composition of deposits at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total

Non-interest bearing demand deposits	$2,299,125	3.34%	$3,462,092	6.00%
Interest bearing checking	5,245,232	7.61	3,040,574	5.27
Money market and savings	19,560,870	28.38	17,430,631	30.22
Time deposits less than $100,000	7,726,777	11.22	4,808,562	8.34
Time deposits $100,000 and over	14,096,836	20.45	10,180,358	17.65
Brokered time deposits, less than $100,000	19,994,000	29.00	18,756,000	32.52

Total	$68,922,840	100.00%	$57,678,217	100.00%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $34.8 million and $28.7 million at June 30, 2009 and December 31, 2008, respectively. Our loan-to-deposit ratio was 86% and 95% at June 30, 2009 and December 31, 2008, respectively. Local deposits increased $10.0 million, or 90% of the total deposit growth during the first six-months of

2009, and we were able to decrease our reliance on brokered deposits in the first six months of 2009 compared to the same period of 2008. All of our time deposits are certificates of deposits.

        As a participant in the FDIC’s TLGP, our Bank will incur additional FDIC premium costs in 2009 associated with our participation.

Borrowings and lines of credit

        At June 30, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $4.0 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. The Bank utilized these lines of credit during the six months ended June 30, 2009, but did not utilize these lines of credit during the second quarter of 2009. The average amount outstanding during the six months ended June 30, 2009 was $259,000. No amounts were outstanding at any month-end during the six months ended June 30, 2009 and the average interest rate paid on these borrowings was .90%. The average amount outstanding during the year ended December 31, 2008 was $554,000 and the highest month-end amount outstanding during 2008 was $2.2 million. The average interest rate paid on these borrowings during the year was 2.94%. There were no outstanding amounts on these lines of credit at June 30, 2009 and December 31, 2008.

        We are also a member of the Federal Home Loan Bank. At June 30, 2009 and December 31, 2008, we had $14.5 million outstanding in Federal Home Loan Bank borrowings. At June 30, 2009, we had borrowing capacity with the Federal Home Loan Bank of approximately $4.4 million based on a percentage of our total assets. Average and maximum amounts outstanding were $14.5 million during the six-month period ended June 30, 2009 at an average interest rate of 3.16%. The average amount outstanding during the year ended December 31, 2008 was $8.9 million and the maximum amount outstanding during the period was $14.5 million at an average interest rate of 3.23%.

Capital Resources

        Total shareholders’ equity increased $468,102 from $9.6 million at December 31, 2008 to $10.1 million at June 30, 2009 primarily due to our issuance of preferred stock to the U.S. Treasury. Common stock increased $26,994 due to stock options compensation expense accrued during the six months ended June 30, 2009. We incurred an unrealized loss, net of tax benefit, of $396,882 on investment securities available for sale, which decreased shareholders’ equity during the six-month period. In addition, our net loss of $148,081 for the six months ended June 30, 2009 decreased shareholders’ equity.

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

        The following tables set forth the Bank’s capital ratios at June 30, 2009 and December 31, 2008.

June 30, 2009			Well capitalized		Adequately capitalized
	Actual		requirement		requirement
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital	$11,008	15.6%	$7,169	10.0%	$5,374	8.0%
Tier 1 risk-based capital	10,373	14.5	4,300	6.0	2,867	4.0
Tier 1 leverage capital	10,373	11.2	4,615	5.0	3,692	4.0

December 31, 2008			Well capitalized		Adequately capitalized
	Actual		requirement		requirement
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital	$10,245	15.9%	$6,433	10.0%	$5,147	8.0%
Tier 1 risk-based capital	9,580	14.9	3,860	6.0	2,573	4.0
Tier 1 leverage capital	9,580	11.9	4,023	5.0	3,218	4.0

        As stated previously, in the first quarter of 2009, we elected to participate in the U.S. Treasury’s CPP under EESA. Because we were required to raise substantially more capital in our initial offering than we could immediately utilize and are still a relatively new enterprise, our capital ratios are significantly above the well-capitalized designation as shown in the table above. While we do not need capital, we believe that given the current economic and capital markets conditions and the impact on credit risk as well as any future capital needs, it was prudent for us to participate. The maximum amount of capital, for which we were preliminarily approved, was $1,891,000 and we elected to participate in the CPP by selling to the Treasury preferred stock for the sum of $1 million. We retained $100,000 in the holding company to cover dividend payments to the Treasury for approximately two years. We injected $900,000 into the Bank and this additional bank capital is reflected in the capital ratios at June 30, 2009 shown above.

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

Off-Balance Sheet Risk

        Through the Bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At June 30, 2009, the Bank had unfunded commitments to extend credit of $5.2 million through various types of lending arrangements.

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

        At June 30, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold amounted to $6.9 million, or approximately 7% of total assets. Our investment securities available for sale amounted to $23.0 million or approximately 24% of total assets. Unpledged investment securities of $16.4 million at June 30, 2009 traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2009, $6.6 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs primarily through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities of loans and maturities, calls, sales and prepayments on investment securities. At June 30, 2009 we had federal funds purchased lines of credit with two correspondent banks totaling $4.0 million. Availability on these lines of credit was $4.0 million at June 30, 2009. In July 2009, we were granted a federal funds purchased line of credit of $2.0 million from a third correspondent bank. We are also a member of the Federal Home Loan Bank, from which applications for borrowings can be made. The Federal Home Loan Bank requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase Federal Home Loan Bank stock in a percentage of each advance. There was approximately $4.4 million in borrowing capacity available from the Federal Home Loan Bank based on total assets at June 30, 2009. Federal Home Loan Bank borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these advances. We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

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

        At June 30, 2009 and December 31, 2008, we were liability-sensitive over a one-year timeframe.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

        FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

        On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

        FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

        FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

        FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

        The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

        The SEC issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

        SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 to the consolidated financial statements for management’s evaluation of subsequent events.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Our board of directors submitted three matters to a vote of our security holders during the three months ended June 30, 2009 at our annual meeting of shareholders held on April 30, 2009. These proposals were as follows:

1)     Election of Directors: Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of approximately one-third of the board members expire at each annual shareholders meeting. The current Class I directors are Jeffrey L. Dezen, Roger H. Gower and Frank B. Halter, Jr. The current Class II directors are R. Bruce Harman, Arthur L. Howson, Jr., Paula S. King and J. Matthew Shouse. The current Class III directors are Jonathan T. McClure, David A. Merline, Jr., William H. Pelham and Russel T. Williams.

The previous terms of the Class I directors expired at the 2009 annual shareholders meeting. Each of the three current Class I directors was nominated for election and stood for re-election to a three-year term expiring at the 2012 annual shareholder meeting. Each of the three Class I directors was re-elected with voting results as follows: Mr. Dezen had 1,011,798 votes in favor of his re-election and 21,920 votes withheld. Mr. Gower had 1,012,298 votes in favor of his re-election and 21,420 votes withheld. Mr. Halter had 1,019,817 votes in favor of his re-election and 13,901 votes withheld.

The terms of the Class II directors will expire at the 2010 annual shareholders meeting, and the terms of the Class III directors will expire at the 2011 annual shareholders meeting.

2)     Ratification of Appointment of Independent Registered Public Accounting Firm: The ratification of the appointment of Elliott Davis, LLC as our independent registered public accounting firm for the year ending December 31, 2009 was submitted to a vote of our security holders at our 2009 annual shareholders meeting with voting results as follows: 1,027,618 votes in favor, 5,600 votes against, and 500 votes abstained.

3)     Non-binding Resolution to Approve the Compensation of our Named Executive Officers: Due to our participation in the U.S. Treasury’s Capital Purchase Program, we were required to submit for shareholder approval an advisory (non-binding) proposal requesting approval of the compensation of our named executive officers as disclosed in the Description of the Compensation Arrangements and in the tables and related discussion included in the proxy statement. Voting results were as follows: 988,300 votes in favor, 34,768 votes against, and 10,650 votes abstained.

There were no other matters voted on by the Company’s shareholders at our 2009 annual shareholder meeting.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

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

BANKGREENVILLE FINANCIAL CORPORATION
(Registrant)

Date: August 12, 2009	By: /s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2009	By: /s/ Paula S. King
Paula S. King
Chief Financial Officer (Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number                             Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.