Form 10-Q
period 2009-09-30
BankGreenville Financial CORP
filed 2009-11-12
CIK 1334679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                        to

Commission File Number 333-127409

BANKGREENVILLE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	20-2645711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 Woodruff Road

Greenville, South Carolina 29607

(Address of principal executive offices) (Zip Code)

(864) 335-2200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,180,000 shares of common stock, no par value per share, were issued and outstanding as of November 12, 2009.

BANKGREENVILLE FINANCIAL CORPORATION

BANKGREENVILLE FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$1,727,201	$1,171,498
Federal funds sold	10,600,175	2,153,000
Total cash and cash equivalents	12,327,376	3,324,498
Investment securities, available for sale	24,720,885	21,149,100
Federal Home Loan Bank Stock	799,300	755,900
Loans, net of allowance for loan losses of $841,525 and $665,442 at September 30, 2009 and December 31, 2008, respectively	58,856,012	53,994,983
Property and equipment, net	2,708,377	2,772,907
Accrued interest receivable	458,403	443,492
Other real estate	2,110,341	—
Other assets	183,505	182,285
Total assets	$102,164,199	$82,623,165

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$3,610,689	$3,462,092
Interest bearing	74,815,205	54,216,125
Total deposits	78,425,894	57,678,217
Federal Home Loan Bank advances	12,455,000	14,455,000
Accrued interest payable	319,823	301,016
Accounts payable and accrued liabilities	269,741	601,506
Total liabilities	91,470,458	73,035,739

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; 1,000 shares of Series A issued and outstanding at September 30, 2009, and	945,824	—
50 shares of Series B issued and outstanding at September 30, 2009	58,838	—
Common stock, no par value; 10,000,000 shares authorized; 1,180,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	11,238,183	11,197,692
Accumulated other comprehensive income (loss)	205,288	(27,761)
Accumulated deficit	(1,754,392)	(1,582,505)
Total shareholders’ equity	10,693,741	9,587,426
Total liabilities and shareholders’ equity	$102,164,199	$82,623,165

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans and fees	$765,167	$763,881	$2,251,303	$2,140,580
Investment securities and Federal Home Loan Bank stock	318,346	309,159	920,433	847,479
Federal funds sold	3,215	2,086	4,586	13,395
Total interest income	1,086,728	1,075,126	3,176,322	3,001,454

Interest expense
Deposits	461,346	471,600	1,310,423	1,445,128
Federal funds purchased	—	2,884	1,084	13,307
Federal Home Loan Bank borrowings	109,921	87,319	336,751	167,765
Total interest expense	571,267	561,803	1,648,258	1,626,200

Net interest income	515,461	513,323	1,528,064	1,375,254

Provision for loan losses	75,000	70,382	428,185	182,990

Net interest income after provision for loan losses	440,461	442,941	1,099,879	1,192,264

Non-interest income
Gains on investment securities sales and calls	29,183	—	172,281	38,924
Mortgage brokerage fees	8,975	—	39,096	5,245
Service charges on deposit accounts	20,746	14,787	55,662	41,531
Other income	9,074	—	8,974	—
Total non-interest income	67,978	14,787	276,013	85,700

Non-interest expense
Compensation and employee benefits	258,895	261,894	788,646	800,803
Occupancy and equipment	50,495	52,165	151,704	151,834
Data processing and related costs	61,913	57,861	183,064	158,460
Marketing, advertising and shareholder communications	8,364	5,992	32,517	28,035
Legal and audit	22,738	14,525	72,510	48,664
Other professional fees	13,043	11,601	31,997	31,075
Supplies, postage and telephone	9,150	8,077	29,354	26,689
Insurance	4,672	4,505	13,247	12,409
Credit related expenses	15,148	1,168	28,782	8,603
Courier and armored carrier service	1,779	4,795	9,655	14,235
Regulatory fees and FDIC insurance	44,610	15,208	138,196	39,162
Other	9,223	15,229	35,892	38,721
Total non-interest expense	500,030	453,020	1,515,564	1,358,690

Income (loss) before income taxes	8,409	4,708	(139,672)	(80,726)

Income tax provision	—	—	—	—

Net income (loss)	$8,409	$4,708	$(139,672)	$(80,726)
Dividends and net accretion of discount on preferred stock	15,926	—	39,482	—
Net income (loss) available to common shareholders	(7,517)	4,708	(179,154)	(80,726)
Basic and diluted income (loss) per common share	$—	$—	$(0.15)	(0.07)
Weighted average common shares outstanding-basic and diluted	1,180,000	1,180,000	1,180,000	1,180,000

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Changes In Shareholders’ Equity

and Comprehensive Income (Loss)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	income (loss)	deficit	shareholders’ equity

Balance, December 31, 2007	—	$—	1,180,000	$11,142,669	$57,834	$(1,521,642)	$9,678,861

Stock compensation expense	—	—	—	41,526	—	—	41,526

Comprehensive loss:

Net loss	—	—	—	—	—	(80,726)	(80,726)

Unrealized losses on investment securities available for sale, no tax effect	—	—	—	—	(619,323)	—	(619,323)

Total comprehensive loss	—	—	—	—	—	—	(700,049)

Balance, September 30, 2008	—	$—	1,180,000	$11,184,195	$(561,489)	$(1,602,368)	$9,020,338

Balance, December 31, 2008	—	$—	1,180,000	$11,197,692	$(27,761)	$(1,582,505)	$9,587,426

Issue Series A preferred stock at a discount	1,000	939,629	—	—	—	—	939,629

Issue Series B preferred stock at a premium	50	60,371	—	—	—	—	60,371

Accretion of Series A preferred stock discount	—	6,195	—	—	—	(6,195)	—

Amortization of Series B preferred stock premium	—	(1,533)	—	—	—	1,533	—

Dividends on preferred stock	—	—	—	—	—	(27,553)	(27,553)

Stock compensation expense	—	—	—	40,491	—	—	40,491

Comprehensive loss:

Net loss	—	—	—	—	—	(139,672)	(139,672)

Unrealized gains on investment securities available for sale, net of income tax	—	—	—	—	233,049	—	233,049

Total comprehensive income	—	—	—	—	—	—	93,377

Balance, September 30, 2009	1,050	$1,004,662	1,180,000	$11,238,183	$205,288	$(1,754,392)	$10,693,741

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	September 30, 2009	September 30, 2008
Operating activities
Net loss	$(139,672)	$(80,726)
Provision for loan losses	428,185	182,990
Stock compensation expense	40,491	41,526
Depreciation	71,428	78,578
Net amortization of premiums on investment securities	36,547	8,166
Gains on sales and calls of investment securities	(172,281)	(38,924)
Increase in interest receivable	(14,911)	(102,232)
Increase in other assets	(1,220)	(292,679)
Increase (decrease) in accrued interest payable	18,807	(96,981)
(Decrease) increase in accounts payable and accrued liabilities	(331,765)	710,674
Net cash (used for) provided by operating activities	(64,391)	410,392

Investing activities
Increase in loans, net	(7,399,555)	(16,408,726)
Purchase of investment securities available for sale	(17,440,919)	(11,178,725)
Proceeds from sales of investment securities available for sale	10,436,892	3,356,522
Proceeds from called investment securities available for sale	2,250,000	3,748,575
Proceeds from principal pay-downs on mortgage-backed securities	1,551,025	1,460,139
Purchase of FHLB Stock	(43,400)	(572,900)
Purchase of property and equipment	(6,898)	(5,120)
Net cash used for investing activities	(10,652,855)	(19,600,235)

Financing activities
Proceeds from issuance of preferred stock	1,000,000	—
Payment of preferred stock dividend	(27,553)	—
Increase in deposits, net	20,747,677	10,717,797
(Repayment of) proceeds from Federal Home Loan Bank advances	(2,000,000)	12,015,000
Decrease in federal funds purchased	—	(1,648,000)
Net cash provided by financing activities	19,720,124	21,084,797
Net increase in cash and cash equivalents	9,002,878	1,894,954
Cash and cash equivalents, beginning of period	3,324,498	830,543
Cash and cash equivalents, end of period	$12,327,376	$2,725,497

Supplemental information
Cash paid for:
Interest	$1,629,451	$1,723,181
Non-cash activities:
Loans transferred to other real estate	2,110,341	—
Loans charged-off	252,102	3,279
Unrealized gains (losses) on investment securities available for sale	233,049	(619,323)
Net accretion of discount on preferred stock	4,662	—

The accompanying notes are an integral part of these financial statements.

BANKGREENVILLE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

BankGreenville Financial Corporation (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of BankGreenville (the “Bank”). The Bank is a state chartered institution organized under the laws of South Carolina to conduct general banking business in Greenville, South Carolina. From our inception on March 18, 2005 and before opening the Bank for business on January 30, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare the Bank to commence business as a financial institution. The Company sold 1,180,000 shares of its common stock at $10.00 per share and raised $11.80 million in its initial public offering. Proceeds, net of brokerage commissions and other offering costs, totaled approximately $11.04 million and the Bank was capitalized with $11 million of the net proceeds.  In addition, on February 13, 2009 the Company issued shares of its Series A and Series B preferred stock to the U.S. Treasury under the Treasury’s Capital Purchase Program as part of the Emergency Economic Stabilization Act of 2008.  The Bank is primarily engaged in the business of accepting deposits, insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public in Greenville County, South Carolina.

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

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events”, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through November 12, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income (Loss) per Common Share

Basic income (loss) per common share represents net income (loss) to common shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method.  For the quarters and nine months ended September 30, 2009 and 2008, the stock options and warrants were not “in-the-money”, as the exercise price of the stock options and warrants exceeded the weighted average fair market value of the common stock.  The outstanding stock options and warrants were anti-dilutive, and basic and dilutive shares and loss per common share, respectively, were the same.

Stock Compensation Plans

Upon completion of the offering, the Company issued stock warrants to the organizing directors for the purchase of three shares of common stock at $10.00 per share for every four shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 107,500 warrants, all of which immediately vested upon completion of the offering. Of these warrants, 10,000 expired in February 2008 due to the death of one of our organizing directors in 2007. The average fair value per share of warrants issued amounted to approximately $1.83.  The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 6.0%, risk-free interest rate of 4.0% and expected lives of five years.

In addition, during 2006 the Company adopted a stock option plan.  The stock options for 212,400 shares which are authorized under the plan vest over a five-year period from the date of grant and have a contractual term of ten years.

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan.  Previously, stock option plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”).  Under the intrinsic value method prescribed by APB 25, the Company would not have recognized compensation cost for stock options because the option exercise price in its plan equals the market price on the date of grant.  In adopting ASC 718, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the grant date for all new stock options granted and for any outstanding unvested awards, applying the fair value method to those awards as of the date of grant, and is expensed over the employee’s requisite service period.

There were no options forfeited and no options granted during the nine months ended September 30, 2009. At September 30, 2009 and December 31, 2008, the Company had 95,900 options outstanding at $10.00 per share.  Vested options amounted to 57,240 and 38,060 at September 30, 2009 and December 31, 2008, respectively.  Options outstanding at September 30, 2009 have a weighted average remaining contractual term of approximately 6.50 years. Total unrecognized compensation cost related to non-vested options granted as of September 30, 2009 was $67,060 and is expected to be expensed ratably over the remaining vesting periods of the stock options. Net loss, as reported, included stock-based employee compensation expense of $13,497 for the three months ended September 30, 2009 and $40,491for the nine month period ended September 30, 2009, and net loss, as reported, included stock-based employee compensation expense of $13,497 and $41,526 for the three months and nine months ended September 30, 2008, respectively. The exercise or conversion ratio of all stock options granted was 1:1 and the aggregate intrinsic value of the stock options was zero for both periods.

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.  Federal funds sold were $10,600,175 and $1,936,000 at of September 30, 2009 and 2008, respectively.

Investment Securities

Investment securities are accounted for in accordance with FASB ASC 320 “Investments-Debt and Equity Securities.”  Management classifies securities at the time of purchase into securities held to maturity, trading securities and securities available for sale.  Securities held to maturity are securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Trading securities are purchased and held principally for the purpose of selling them in the near future and are reported at fair value, with unrealized gains and losses included in earnings. Securities available for sale are securities that may be sold under certain conditions, and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). At September 30, 2009, the Company’s investment securities were classified as available for sale. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Management’s Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain captions and amounts in the prior financial statements were reclassified to conform to 2009 presentation.  Such reclassifications had no effect on previously reported net income (loss) or on shareholders’ equity.

NOTE 3 — FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC 820 “Fair Value Measurements and Disclosure” (“ASC 820”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Available for sale investment securities ($24,720,885 at September 30, 2009) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The Company is predominantly a collateral-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $2.7 million.

Certain assets such as other real estate and repossessed collateral are measured at fair value less cost to sell. The Company considers such fair values to be level 2 inputs. Management believes the fair value component in its valuation follows the provisions of ASC 820.  The carrying amounts of other real estate and repossessed collateral were $2.1 million and $30 thousand, respectively, at September 30, 2009.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs and has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The table below presents assets and liabilities measured at fair value (in thousands) on a recurring basis at September 30, 2009.

	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$24,721	$24,721	—	—

The table below presents assets and liabilities measured at fair value (in thousands) on a nonrecurring basis at September 30, 2009.

	Total	Level 1	Level 2	Level 3
Impaired loans	$2,735	—	$2,735	—
Other real estate	2,110	—	2,110	—
Repossessed collateral	30	—	30	—

The carrying amounts and estimated fair values (in thousands), of the Company’s financial instruments at December 31, 2008 and September 30, 2009 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,727	$1,727	$1,171	$1,171
Federal funds sold	10,600	10,600	2,153	2,153
Investment securities available for sale	24,721	24,721	21,149	21,149
Federal Home Loan Bank stock	799	799	756	756
Loans, net	58,856	55,818	53,995	50,014
Other real estate	2,110	2,110	—	—
Repossessed collateral	30	30	—	—
Financial Liabilities:
Deposits	78,426	78,034	57,678	57,583
Federal funds purchased	—	—	—	—
Federal Home Loan Bank borrowings	12,455	12,372	14,455	13,979

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

Effect of Economic Trends

Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, rates on both short-term and variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and interest-bearing liabilities during the first nine months of 2007 and as fixed rate loans, deposits, and borrowings matured they repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and has since lowered the short-term rates by 500 basis points through December 2008, causing the rates on our short-term or variable rate assets and liabilities to decline.  The majority of economic analysts predict little to no change in short-term rates throughout the remainder of 2009.  The following discussion may include our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

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

Other Real Estate

Other real estate represents properties acquired through the foreclosure process and is recorded at the lower of net principal loan balance outstanding or estimated fair market value less estimated selling costs.  Estimated fair market values are based on appraisals obtained at the time of acquisition of the properties by the Bank.  Holding period costs are charged to expense as incurred.  Examples of holding period costs include real property taxes, maintenance and insurance.

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

Results of Operations

Three months ended September 30, 2009 and 2008

General

Our net income for the quarter ended September 30, 2009 was $8,409 compared to net income of $4,708 for the quarter ended September 30, 2008, for an improvement in net income of $3,701, or 79%.

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

Net interest income for the quarter ended September 30, 2009 was $515,461, an increase of $2,138, or 0.42%, over net interest income of $513,323 for the quarter ended September 30, 2008.  Interest income increased $11,602, or 1%, to $1,086,728 for the quarter ended September 30, 2009.  Although the volume of average interest-earning assets increased $20 million from September 30, 2008 to September 30, 2009, as shown in the table below, we did not experience as significant of an increase in corresponding interest income due to the 175 basis point drop in the average prime rate from period to period.  Additionally, $2.4 million of our loans were placed on non-accrual status in the third quarter of 2009 compared to none during the quarter ended September 30, 2008.  Interest expense for the quarter ended September 30, 2009 increased $9,464 over the same period in 2008.  Although average interest-bearing liabilities grew $20.9 million from quarter to quarter, as interest rates declined and higher-priced certificates of deposit matured, our deposits were re-priced at lower rates and resulted in a 2% decrease in interest expense on deposits.  Interest expense on Federal Home Loan Bank advances grew 26% as the average balance outstanding increased $2.8 million from quarter to quarter.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the quarters ended September 30, 2009 and 2008. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees is amortized into interest income over the lives of the loans.

Average Balances, Income and Expenses, Yields and Rates for the Quarter Ended September 30,

	2009			2008
	Average balance	Income/ expense	Yield /rate	Average balance	Income/ expense	Yield /rate
Interest-earning assets:
Federal funds sold	$6,731,443	$3,215	0.19%	$387,692	$2,086	2.14%
Investment securities and FHLB stock	25,062,296	318,346	5.04	21,936,987	309,159	5.61
Loans (1)	60,327,368	765,167	5.03	49,752,270	763,881	6.11
Total interest-earning assets	92,121,107	1,086,728	4.68%	72,076,949	1,075,126	5.93%
Non-earning assets	5,531,247			3,781,863
Total assets	$97,652,354			$75,858,812
Interest-bearing liabilities:
Interest checking	$5,884,251	$36,877	2.49%	$2,361,396	$13,057	2.20%
Savings and money market	19,209,772	85,920	1.77	15,001,931	105,235	2.79
Time deposits	44,932,730	338,549	2.99	34,187,150	353,308	4.11
Federal funds purchased	—	—	—	402,750	2,884	2.85
FHLB advances	13,868,043	109,921	3.14	11,035,435	87,319	3.15
Total interest-bearing liabilities	83,894,796	571,267	2.70%	62,988,662	561,803	3.55%
Non-interest bearing liabilities	3,553,634			4,069,422
Shareholders’ equity	10,203,924			8,800,728
Total liabilities and shareholders’ equity	$97,652,354			$75,858,812
Net interest spread			1.98%			2.38%
Net interest income/margin		$515,461	2.22%		$513,323	2.83%

(1)  Loan fees, which are immaterial, are included in interest income.  There were five nonaccrual loans totaling $2,362,104 at September 30, 2009 and no nonaccrual loans at September 30, 2008.  Nonaccrual loans are included in the average balances above and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the quarter ended September 30, 2009 was 2.22%, a decrease of 61 basis points from the net interest margin of 2.83% for the same period in 2008.  In September 2009, loans totaling $2,362,104 were placed on nonaccrual status and $34,121 of previously accrued interest was reversed.  This reversal of interest in the third quarter of 2009 was the primary reason that our quarterly loan yield declined from 5.14% in the second quarter of 2009 to 5.03% in the quarter ended September 30, 2009.  The average prime interest rate was 5.00% during the three months ended September 30, 2008, while the average prime interest rate during the three-month period ended September 30, 2009 was 3.25%. With a 175 basis point decrease in the average prime rate during the comparable periods, and with approximately 55% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred as evidenced by the 109 basis point decline in loan yield over the comparable periods.  The cost of interest-bearing liabilities decreased 85 basis points, as we reduced our rates on transaction deposit accounts, and as higher priced certificates of deposits matured and were replaced at lower interest rates.  Fixed maturity certificates of deposit are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits to offset the immediate decrease in loan yields.  The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 1.98% and 2.38% for the quarters ended September 30, 2009 and 2008, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statements of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Our provision for loan losses for the quarter ended September 30, 2009 was $75,000 compared to $70,382 for the quarter ended September 30, 2008.  Current economic conditions and credit challenges resulted in the increase in the allowance for loan losses.  Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio as well as other factors, including local economic conditions.  Management also relies on our history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period in order to maintain an appropriate allowance for loan losses.

Non-interest Income

Non-interest income totaled $67,978 for the three-month period ended September 30, 2009 compared to $14,787 for the same period in 2008 for an improvement of $53,191.  During the three months ended September 30, 2009, we recorded gains of $29,183 on investment securities sold and called during the period compared to none for the quarter ended September 30, 2008.  One agency bond was called and one corporate and two municipal securities were sold during the quarter.  These proceeds were reinvested in agency bonds and taxable municipal bonds.  Mortgage brokerage fees increased $8,975 for the three-month period ended September 30, 2009 from none in the comparable period in 2008 due to mortgage activity associated with the lower mortgage rate environment. Other income totaled $9,074 for the three-month period ended September 30, 2009 compared to none in the same period in 2008.  During the three months ended September 30, 2009, we recorded a gain of $8,260 on the sale of other real estate owned.  Service charges on deposit accounts increased $5,959, or 40%, from $14,787 for the period ended September 30, 2008 to $20,746 for the comparable period in 2009 due to deposit growth.

Non-interest Expenses

The following table sets forth our non-interest expenses for the third quarter of 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Compensation and employee benefits	$258,895	$261,894
Occupancy and equipment	50,495	52,165
Data processing and related costs	61,913	57,861
Marketing, advertising and shareholder communications	8,364	5,992
Legal and audit	22,738	14,525
Other professional fees	13,043	11,601
Supplies, postage and telephone	9,150	8,077
Insurance	4,672	4,505
Credit related expenses	15,148	1,168
Courier and armored carrier service	1,779	4,795
Regulatory fees and FDIC insurance	44,610	15,208
Other	9,223	15,229
Total non-interest expense	$500,030	$453,020

Non-interest expenses totaled $500,030 for the quarter ended September 30, 2009 compared to $453,020 for the quarter ended September 30, 2008, for an increase of $47,010, or 10%.  Legal and audit fees totaled $22,738 for the quarter ended September 30, 2009 compared to $14,525 for the quarter ended September 30, 2008, for an increase of $8,213 or 57%.   Credit related expenses increased from $1,168 for the quarter ended September 30, 2008 to $15,148 for the quarter ended September 30, 2009, due to attorney fees incurred on loan-related collection and foreclosure efforts as well as real estate taxes incurred on other real estate owned.  Regulatory and FDIC insurance expense increased from $15,208 for the quarter ended September 30, 2008 to $44,610, or 193% for the quarter ended September 30, 2009.  This increase was due to general increases in FDIC assessment rates associated with economic recovery programs and continued growth in the Bank’s deposits.  The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters.  The FDIC currently has submitted a proposal that would require us to prepay the deposit insurance premiums for a period of three years at our current assessment rate.  In the event this proposal is finalized we would recognize the expense over the three year prepayment period.

Nine months ended September 30, 2009 and 2008

General

Our net loss for the nine months ended September 30, 2009 was $139,672, or $0.15 per common share (after preferred stock dividends), compared to a net loss of $80,726 or $0.07 per share, for the nine months ended September 30, 2008, for an increase in net loss of $58,946, or 73%.  The increase in net loss is attributable primarily to net interest margin deterioration between the comparable periods, an increase in our provision for loan losses, and the FDIC special assessment as well as general increases in FDIC insurance costs. This loss was partially offset by improvements in gains on investment securities sales and calls, mortgage loan fees, deposit service charges and increase in net interest income due to growth in earning assets.

Net Interest Income

Net interest income was $1,528,064 for the nine months ended September 30, 2009, which was an increase of $152,810, or 11%, over net interest income of $1,375,254 for the nine months ended September 30, 2008.  Interest income increased $174,868, or 6%, to $3,176,322 for the nine months ended September 30, 2009. Average earning assets increased to $85.5 million for the nine months ended September 30, 2009 from $65.3 million for the nine months ended September 30, 2008, an increase of $20.2 million, or 32%.  Although the volume of average interest-earning assets increased $20.2 million from September 30, 2008 to September 30, 2009, as shown in the table below, we did not experience as significant of an increase in corresponding interest income due to the 218 basis point drop in the average prime rate from period to period. Loan interest and related fees improved $110,723, or 5%, over the same period ended 2008 due to continued growth in the loan portfolio. Interest expense on deposits decreased $134,705, or 9%, for the nine months ended September 30, 2009 as higher-priced certificates of deposit matured and were replaced with lower rates and rates were lowered on all deposit transaction accounts due to the market decrease in rates.  Interest expense on Federal Home Loan Bank advances increased $168,986 due to growth of $7.1 million in the average balance from period to period.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2009 and 2008. We derived these yields and rates by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, Yields and Rates for the Nine Months Ended September 30,

	2009			2008
	Average balance	Income/ expense	Yield /rate	Average balance	Income/ expense	Yield /rate
Interest-earning assets:
Federal funds sold	$3,183,854	$4,586	0.19%	$806,165	$13,395	2.22%
Investment securities and FHLB stock	24,121,725	920,433	5.10	20,430,230	847,479	5.54
Loans (1)	58,227,158	2,251,303	5.17	44,106,205	2,140,580	6.48
Total interest-earning assets	85,532,737	3,176,322	4.98%	65,342,600	3,001,454	6.14%
Non-earning assets	5,998,031			3,793,348
Total assets	$91,530,768			$69,135,948
Interest-bearing liabilities:
Interest checking	$4,637,227	$83,763	2.42%	$2,078,938	$32,474	2.09%
Savings and money market	18,662,679	263,691	1.89	12,794,778	282,345	2.95
Time deposits	40,334,158	962,969	3.19	33,448,151	1,130,309	4.51
Federal funds purchased	158,721	1,084	0.91	535,325	13,307	3.32
FHLB borrowings	14,257,198	336,751	3.16	7,131,551	167,765	3.14
Total interest-bearing liabilities	78,049,983	1,648,258	2.82%	55,988,743	1,626,200	3.88%
Non-interest bearing liabilities	3,377,836			3,919,997
Shareholders’ equity	10,102,949			9,227,208
Total liabilities and shareholders’ equity	$91,530,768			$69,135,948
Net interest spread			2.15%			2.26%
Net interest income/margin		$1,528,064	2.39%		$1,375,254	2.81%

(1)  Loan fees, which are immaterial, are included in interest income.  There were $2,362,104 in nonaccrual loans at September 30, 2009 and no nonaccrual loans at September 30, 2008.  Nonaccrual loans are included in the average balances above and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the quarter ended September 30, 2009 was 2.39%, a decrease of 42 basis points from the net interest margin of 2.81% for the same period in 2008.  The average prime interest rate was 5.43% during the nine months ended September 30, 2008, while the average prime interest rate during the nine-month period ended September 30, 2009 was 3.25%. With a 218 basis point decrease in the average prime rate during the comparable periods, and with approximately 55% of our loan portfolio tied to the prime rate, we experienced an immediate decrease in loan yields as the prime rate decreases occurred as evidenced by the 131 basis point decline in loan yield over the comparable periods.  The cost of interest-bearing liabilities decreased 106 basis points as rates on transaction deposit accounts were reduced and as higher priced certificates of deposits matured and were replaced at lower interest rates.  Fixed maturity certificates of deposit are priced higher than core deposits and have stated maturity dates, so there is not an immediate decrease in the interest rates paid on these time deposits to offset the immediate decrease in loan yields.  The net interest margin is calculated by dividing annualized net interest income by year-to-date average earning assets. Our net interest spread was 2.15% and 2.26% for the nine months ended September 30, 2009 and 2008, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.

Provision for Loan Losses

Our provision for loan losses for the nine months ended September 30, 2009 was $428,185 compared to $182,990 for the nine months ended September 30, 2008. This 134% increase was primarily due to continued growth in the loan portfolio as well as a general increase in the allowance for loan losses as a percentage of loans due to the current credit environment. Management evaluates the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.  Refer to the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of provision we expense each period in order to maintain an appropriate allowance for loan losses.

We increased our allowance as a percentage of outstanding loans to 1.41% at September 30, 2009 from 1.22% at September 30, 2008.

Non-interest Income

Non-interest income totaled $276,013 for the nine months ended September 30, 2009, an increase of $190,313, or 222%, over $85,700 during the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we recognized $172,281 in gains on investment securities called or sold during the period, compared to $38,924 in gains for the nine months ended September 30, 2008. Mortgage loan fees increased to $39,096 for the nine-month period ended September, 30, 2009 from $5,245 in the comparable period in 2008 due to increased mortgage volume associated with the lower mortgage rate environment. Service charges on deposit accounts increased $14,131, or 34%, from $41,531 for the period ended September 30, 2008 to $55,662 for the comparable period in 2009 due to continued growth in deposits.

Non-interest Expenses

The following table sets forth our non-interest expenses for the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Compensation and employee benefits	$788,646	$800,803
Occupancy and equipment	151,704	151,834
Data processing and related costs	183,064	158,460
Marketing, advertising and shareholder communications	32,517	28,035
Legal and audit	72,510	48,664
Other professional fees	31,997	31,075
Supplies, postage and telephone	29,354	26,689
Insurance	13,247	12,409
Credit related expenses	28,782	8,603
Courier and armored carrier service	9,655	14,235
Regulatory fees and FDIC insurance	138,196	39,162
Other	35,892	38,721
Total non-interest expense	$1,515,564	$1,358,690

Non-interest expenses were $1,515,564 for the nine months ended September 30, 2009 compared to $1,358,690 for the same period ended September 30, 2008, for an increase of 12%. The most significant increase was in regulatory fees and FDIC insurance, which increased from $39,162 for the nine months ended September 30, 2008 to $138,196 for the same period ended September 30, 2009.  The FDIC special assessment fee (charged to all federally-insured banks) of $41,840 as well as an increase in overall assessment rates to support economic recovery programs impacted this increase.  Our deposit growth also contributed to the increase in FDIC insurance assessments. Data processing costs increased from $158,460 for the nine months ended September 30, 2008 to $183,064 for the same period ended September 30, 2009.  This increase primarily represented our core processor charges, which are, in part, based on growth of the Bank’s deposit accounts. Legal and audit fees increased from $48,664 for the nine months ended September 30, 2008 to $72,510 for the same period ended September 30, 2009 due to increases in the costs for both auditor and legal reviews of SEC filings for 2009. Credit related expenses increased from $8,603 for the nine months ended September 30, 2008 to $28,782 for the same period ended September 30, 2009 due to attorney fees associated with loan-related collection and foreclosures efforts and real estate taxes paid on foreclosed properties.

Balance Sheet Review

General

At September 30, 2009, total assets were $102.2 million compared to $82.6 million at December 31, 2008, for an increase of $19.6 million, or 24%.  The increase in assets included volume increases in our loan and investment portfolios as well as our federal funds sold balances, all of which increased primarily from growth in local deposits.  Interest-earning assets comprised approximately 94% and 95% of total assets at September 30, 2009 and December 31, 2008, respectively. Gross loans totaled $59.7 million, an increase of $5.0 million, or 9%, from $54.7 million at December 31, 2008.  Investment securities and Federal Home Loan Bank stock amounted to $25.5 million at September 30, 2009.  At September 30, 2009, we had federal funds sold balances of $10.6 million compared to $2.2 million at December 31, 2008.

Deposits totaled $78.4 million at September 30, 2009, a $20.7 million, or 36%, increase from $57.7 million at December 31, 2008.  Federal Home Loan Bank advances totaled $12.5 million at September 30, 2009, a $2.0 million, or 14% decrease from $14.5 million at December 31, 2008.  Shareholders’ equity was $10.7 million at September 30, 2009, a $1.1 million, or 12% increase from $9.6 million at December 31, 2008.  The increase in shareholders’ equity was primarily attributable to our sale of preferred stock pursuant to our participation in the U.S. Treasury’s CPP as well as unrealized gains on available for sale investments.

Investments

On September 30, 2009 and December 31, 2008, the fair values of our investment securities portfolio amounted to $24.7 million and $21.1 million and represented 26% and 27%, respectively, of interest-earning assets.  Unrealized gain, net of income tax, on available for sale investment securities amounted to $205,288 and unrealized losses, net of tax benefit, were $27,761 at September 30, 2009 and December 31, 2008, respectively.  Our portfolio consisted of U.S. government sponsored agencies, mortgage-backed agencies, taxable municipal securities and corporate (bank) bonds.  All of our investment securities are classified as available for sale. The amortized costs and the fair value of our investment securities are shown in the following table.

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government sponsored agencies	$12,570,660	$12,756,174	$7,519,147	$7,630,533
Mortgage-backed agencies	2,554,383	2,606,833	8,342,833	8,477,722
Taxable municipal securities	6,025,429	6,111,642	925,359	900,650
Corporate bonds	3,259,370	3,246,236	4,403,823	4,140,195

Total	$24,409,842	$24,720,885	$21,191,162	$21,149,100

During the nine-month period ended September 30, 2009, we sold the following investment securities:  six mortgage-backed securities, two corporate bonds and two taxable municipal bonds.  Additionally, three agency bonds were called. The proceeds from these sales and calls were reinvested in agency bonds and taxable municipal bonds. Although the corporate (bank) bonds were considered investment grade at the time of sale, we had the opportunity to sell the bonds at a gain and believed disposal was prudent in light of the current market conditions.  The overall yield, average lives or risk-based asset ratios of our investment securities improved as a result of these transactions. The two out-of-state taxable municipal revenue bonds were swapped for South Carolina municipal general obligation bonds, which improved our risk-based asset percentages.  All sales and calls resulted in gains totaling $172,281 for the nine months ended September 30, 2009.

Our corporate (bank) bonds continue to be designated investment grade by Moody’s and Standard & Poors.  Three of our corporate bonds had been in unrealized loss positions for more than 12 months at September 30, 2009.  We believe, based on industry analyst reports and credit ratings, that deterioration in fair values of these bonds as well as other individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Investment securities with market values of approximately $7.3 million and $10.1 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances.

At September 30, 2009 and December 31, 2008, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $799,300 and $755,900, respectively.  Federal Home Loan Bank stock purchases are required as the level of Federal Home Loan Bank advances increase.  No ready market exists for this stock and it has no quoted market value.  Redemptions of this stock have historically been at par value. Accordingly, this investment is carried at cost, which approximates fair market value.  The Federal Home Loan Bank may pay a dividend on its stock at their discretion.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2009 and December 31, 2008 were $59.7 million and $54.7 million, respectively and represented 63% and 69% of interest-earning assets for each of the periods.  The loan portfolio increased $5.0 million during the first nine months of 2009.  This measured growth level is indicative of the slowdown in the economy as well as of our desire to manage our credit risk in the current economic environment.

The percentage of loans in each category remained relatively stable from December 31, 2008 to September 30, 2009, as shown in the table below.  Loans secured by real estate mortgages comprised approximately 83% of loans outstanding at September 30, 2009 and 82% at December 31, 2008. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. Management believes that the loan portfolio is adequately diversified, although loans secured by real estate comprise the majority of our portfolio.

The following table summarizes the composition of our loan portfolio at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$16,714,789	28.0%	$16,853,472	30.8%
Commercial	18,664,230	31.3	14,971,240	27.4
Residential mortgages	7,172,861	12.0	6,188,461	11.3
Home equity lines	7,157,762	12.0	6,585,586	12.1
Total real estate	49,709,642	83.3%	44,598,759	81.6%
Commercial	8,747,563	14.7	8,916,006	16.3
Consumer	1,240,332	2.0	1,145,660	2.1
Gross loans	59,697,537	100.0%	54,660,425	100.0%
Less allowance for loan losses	(841,525)		(665,442)
Total loans, net	$58,856,012		$53,994,983

Construction and development and land loans represented approximately 28% and 31% of total loans at September 30, 2009 and December 31, 2008, respectively.  Loans secured by land represented approximately 74% of the construction and development and land category at September 30, 2009.  We have concentrations of credit, generally defined as more than 25% of Tier 1 capital and the allowance for loan losses, in the land loan category.  We believe that we have appropriate controls in place to monitor risks associated with these concentrations.

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

Non-performing Loans, Impairment and Potential Problem Loans

We discontinue accrual of interest on a loan when we conclude that it is doubtful that we will be able to collect interest from the borrower. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering the borrower’s financial condition,  economic and the borrower’s industry conditions, if applicable,  and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A loan on nonaccrual status is considered a non-performing loan.  A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.  When a loan is placed on nonaccrual status, all previously accrued but unpaid interest is reversed and is deducted from reported interest income and earnings.  Once a loan is placed on nonaccrual status, no additional interest is accrued on the loan balance.  We had three loans 90 days or more past due and on nonaccrual status at September 30, 2009.

Impaired loans are generally nonperforming loans or loans which are 90 days or more delinquent as to principal and interest payments.  At September 30, 2009 we had identified impaired loans of $2,734,955 compared to $1,223,942 at December

31, 2008. Of the impaired loans identified at September 30, 2009, $2,362,104 was on non-accrual status. While two of these loans were less than 90 days past-due, management received information indicating that the borrowers are unable to repay the loan.  Interest reversed on these loans totaled $34,121. Based on our evaluation of the deteriorating financial condition of the borrowers and their inability to repay the loans, we considered these loans impaired under the criteria defined in FAS 114, “Accounting by Creditors for Impairment of a Loan”, at September 30, 2009. These loans are collateralized by various assets, including vacant land, residential lots, and commercial real estate. We have obtained or are in the process of obtaining updated appraisals on the collateral associated with these loans.  Based on information available to management at September 30, 2009, we have specifically allocated $240,000 of the allowance for loan losses to these impaired loans.  Management will continue to assess the collateral value associated with these loans.  There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

We maintain a list of potential problem loans that are not in nonaccrual status and not considered impaired but that exhibit signs of credit issues.  We add loans to this list when we become aware of potential deterioration in the borrower’s ability to perform.  These loans are identified in order to closely monitor the status.  At September 30, 2009, we had identified potential problem loans totaling $637,000.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of income. The allowance for loan losses was $841,525 and $665,442 as of September 30, 2009 and December 31, 2008, respectively, and represented 1.41% of outstanding loans at September 30, 2009 and 1.22% as of December 31, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We believe we have an effective loan review system and loan grading system that is designed to identify, monitor and address asset quality problems in an accurate and timely manner.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrowers’ ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

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

In calculating the allowance for loan losses, we utilize a credit grading system, which we apply to each loan.  We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans.  The loss factors are adjusted for qualitative factors, including those described above. We also analyze individual significant credits not considered impaired and maintain a general unallocated reserve in accordance with December 2006 regulatory guidance in our assessment of the allowance for loan losses.  Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis.  Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral.  Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced.  These loans are not yet rated as loss because certain events may occur which could repay the debt. Loans classified as substandard, but not impaired, totaled $637,000 at September 30, 2009.  These loans were performing and were not past due 30 days or more at September 30, 2009, but these borrowers have exhibited past performance issues. In situations where a loan is considered impaired, the loans are excluded from the general reserve calculations and are assigned a specific reserve.  The specific reserve is based on our analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows.

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

We had no loans classified as doubtful at September 30, 2009 and December 31, 2008.  Charge-offs for the nine-month period ended September 30, 2009 were $252,102 compared to none for the same period in 2008.  There were no charge-offs during the third quarter of 2009.  Management pursues recoveries on loans charged-off; however, it is not possible at this time to determine the amount, if any, which may be recovered.  Activity in the allowance for loan losses account is shown below.

Beginning allowance for loan losses at December 31, 2008	$665,442
Additions to allowance for loan losses charged to provision	428,185
Loans charged-off:
Commercial real estate	(113,749)
Commercial	(136,542)
Consumer	(1,811)
Total loans charged-off	(252,102)
Recoveries on loans previously charged-off	—
Ending allowance for loan losses at September 30, 2009	$841,525

Other real estate

Loans transferred to other real estate totaled $2,110,341 at September 30, 2009 compared to none at December 31, 2008.  Other real estate is recorded at the lower of net principal loan balance outstanding or estimated fair market value less estimated selling costs.  Estimated fair market values are based on appraisals obtained at the time of acquisition of the properties by the bank.  Other real estate consisted of residential properties as well as vacant commercial-zoned land.  We obtained appraisals on each property at acquisition by the Bank.  Holding period costs are charged to expense as incurred.  Examples of holding period costs include real property taxes, maintenance and insurance.  We sold one residential property during the third quarter of 2009.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Deposits increased $20.7 million, from $57.7 million at December 31, 2008 to $78.4 million at September 30, 2009.  The following table shows the composition of deposits at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$3,610,689	4.60%	$3,462,092	6.00%
Interest bearing checking	6,090,446	7.77	3,040,574	5.27
Money market and savings	18,993,245	24.22	17,430,631	30.22
Time deposits less than $100,000	10,347,154	13.19	4,808,562	8.34
Time deposits $100,000 and over	17,350,360	22.12	10,180,358	17.65
Brokered time deposits, less than $100,000	22,034,000	28.10	18,756,000	32.52
Total	$78,425,894	100.00%	$57,678,217	100.00%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $39.0 million and $28.7 million at September 30, 2009 and December 31, 2008, respectively. Our loan-to-deposit ratio was 76% and 95% at September 30, 2009 and December 31, 2008, respectively.  Local deposits increased $17.5 million, or 85% of the total deposit growth during the first nine months of 2009, and we were able to decrease our reliance on brokered deposits in the first nine months of 2009. Brokered deposits represented 28% and 33% at September 30, 2009 and December 31, 2008, respectively. All of our time deposits are certificates of deposits.

As a participant in the FDIC’s TLGP, our Bank incurred additional FDIC premium costs in 2009 associated with our participation.

Borrowings and lines of credit

At September 30, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $6.0 million in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  The Bank utilized these lines of credit in the first quarter of 2009 only. The average amount outstanding during the nine months ended September 30, 2009 was $159,000. No amounts were outstanding at any month-end during the nine months ended September 30, 2009 and the average interest rate paid on these borrowings was .91%.  The average amount outstanding during the year ended December 31, 2008 was $554,000 and the highest month-end amount outstanding during 2008 was $2.2 million and the average interest rate paid on these borrowings during the year was 2.94%.  There were no outstanding amounts on these lines of credit at September 30, 2009 and December 31, 2008.

We are also a member of the Federal Home Loan Bank.  At September 30, 2009 and December 31, 2008, we had $12.5 million and $14.5 million outstanding, respectively in Federal Home Loan Bank borrowings.  At September 30, 2009, we had borrowing capacity with the Federal Home Loan Bank of approximately $8.0 million based on a percentage of our total assets.  Average amounts outstanding were $14.3 million and the maximum amount outstanding was $14.5 million during the nine-month period ended September 30, 2009 at an average interest rate of 3.16%. The average amount outstanding during the year ended December 31, 2008 was $8.9 million and the maximum amount outstanding during the period was $14.5 million at an average interest rate of 3.23%.

Capital Resources

Total shareholders’ equity increased $1.1 million from $9.6 million at December 31, 2008 to $10.7 million at September 30, 2009 primarily due to our issuance of preferred stock of $1 million to the U. S. Treasury.   Common stock increased $40,491 due to stock options compensation expense accrued during the nine months ended September 30, 2009. We recorded an unrealized gain, net of income tax, of $233,049 on investment securities available for sale, which increased shareholders’ equity during the nine-month period.  Our net loss of $139,672 for the nine months ended September 30, 2009 and dividends declared of $27,553 on preferred stock decreased shareholders’ equity.

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

The following tables set forth the Bank’s capital ratios at September 30, 2009 and December 31, 2008.

			Well capitalized		Adequately capitalized
September 30, 2009	Actual		requirement		requirement
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$11,236	15.6%	$7,230	10.0%	$5,784	8.0%
Tier 1 risk-based capital	10,395	14.4	4,338	6.0	2,892	4.0
Tier 1 leverage capital	10,395	10.6	4,883	5.0	3,906	4.0

			Well capitalized		Adequately capitalized
December 31, 2008	Actual		requirement		requirement
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,245	15.9%	$6,433	10.0%	$5,147	8.0%
Tier 1 risk-based capital	9,580	14.9	3,860	6.0	2,573	4.0
Tier 1 leverage capital	9,580	11.9	4,023	5.0	3,218	4.0

As stated previously, in the first quarter of 2009 we elected to participate in the U.S. Treasury’s CPP under EESA.  Because we were required to raise substantially more capital in our initial offering than we could immediately utilize and are still a relatively new enterprise, our capital ratios are significantly above the well-capitalized designation as shown in the table above.  While we do not need capital, we believe that given the current economic and capital markets conditions and the impact on credit risk as well as any future capital needs, it was prudent for us to participate.  The maximum amount of capital, for which we were preliminarily approved, was $1,891,000 and we elected to participate in the CPP by selling to the Treasury preferred stock for the sum of $1 million.  We retained $100,000 in the holding company to cover dividend payments to the Treasury for approximately two years.  We injected $900,000 into the Bank and this additional bank capital is reflected in the capital ratios at September 30, 2009 shown above.

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

Off-Balance Sheet Risk

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At September 30, 2009, the Bank had unfunded commitments to extend credit of $5.4 million through various types of lending arrangements.

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

At September 30, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold amounted to $12.3 million, or approximately 12% of total assets. Our investment securities available for sale amounted to $24.7 million or approximately 24% of total assets. Unpledged investment securities of $17.4 million at September 30, 2009 traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2009, $7.3 million of our investment securities were pledged to secure public entity deposits and as collateral for Federal Home Loan Bank borrowings.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs primarily through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities of loans and maturities, calls, sales and prepayments on investment securities. At September 30, 2009 we had no outstanding balances on our federal funds purchased lines of credit. Availability on federal funds purchased lines of credit from three correspondent banks was $6.0 million at September 30, 2009.  We are also a member of the Federal Home Loan Bank, from which applications for borrowings can be made.  The Federal Home Loan Bank requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase Federal Home Loan Bank stock in a percentage of each advance.  There was approximately $8.0 million in borrowing capacity available from the Federal Home Loan Bank based on total assets at September 30, 2009.  Federal Home Loan Bank borrowing capacity increases as our quarterly total assets increase and as long as we have sufficient collateral to pledge toward these advances.  We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

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

At September 30, 2009 and December 31, 2008, we were liability-sensitive over a one-year timeframe.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

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

BANKGREENVILLE FINANCIAL CORPORATION
(Registrant)

Dated: November 12, 2009	By:	/s/ Russel T. Williams
Russel T. Williams
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2009	By:	/s/ Paula S. King
Paula S. King
Chief Financial Officer
(Principal Financial Officer)

BANKGREENVILLE FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.